Form 10-K
period 2015-12-31
ZEC, Inc.
filed 2016-03-18
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-55554

ZEC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE                                               47-5048026

(State or Incorporation)                               (I.R.S. Employer Id. No.)

1002 North Central Expy. # 495, Richardson, TX 75080                                (888) 344-0073

(Address of principal executive offices)                                           (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if ZEC, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes [  ]      No [x]

Indicate by check mark if ZEC, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [  ]   No [x]

Indicate by check mark whether ZEC, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that ZEC, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of ZEC, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether ZEC, Inc. is a large accelerated filer, an accelerated filer,

a non-accelerated filer, or a smaller reporting company.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company  [X]

Indicate by check mark whether ZEC, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [  ]    No [X]

The aggregate market value of ZEC, Inc. common stock held by non-affiliates of ZEC, Inc. as of the last business day of ZEC, Inc. most recently completed fiscal quarter (December 31, 2015) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to December 31, 2015). For this purpose, all of ZEC, Inc. officers and directors and their affiliates were assumed to be affiliates of ZEC, Inc.

There were 3,580,000 shares of ZEC, Inc. common stock outstanding as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

ZEC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

INDEX

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements, concerning our financial condition, results of operations and business.  These statements include, among others:

●	statements concerning the benefits that we expect will result from the business activities that we contemplate; and
●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.

ITEM 1.       DESCRIPTION OF BUSINESS

ZEC, Inc. (“ZEC” or the “Company”) is engaged in the business of selling specialty chemicals for use in a wide range of decontamination activities. We are a sales representative company, and we have an exclusive agreement which enables us to sell eleven (11) decontamination chemical products worldwide. Our sales representative agreement is with CBI Polymers, Inc. (“CBIP”), the inventor, patent holder, and manufacturer of these products. The agreement calls for CBIP to pay us a commission of $8.10 per liter on all sales of its products. The agreement is for five years expiring on February 28, 2021, and can be renewed for additional five year terms after that date with the agreement of both parties. It can be cancelled for cause by either party on not less than ninety (90) days written notice. The average sales price of one liter of any of these products is currently approximately $24.

Nine of these decontamination products are sold under the trade name of DeconGelTM and two are sold under the trade name of PrestorPro. DeconGelTM has been used in the US, Canada, UK, and other locations to remove radioactive materials and toxic industrial chemicals. PrestorPro is used for restoration of cementitious surfaces like buildings and monuments and for removal of paint and graffiti.

The products we sell are proven, professional, military-grade, safe to use and handle, water soluble, and environmentally friendly hydrogels with a near neutral pH. They are tailored to meet the requirements of the U.S. Department of Defense and Department of Energy and are approved for use by the U.S. Navy and Department of Energy. They are designed for extreme, hard-to-clean contamination services challenges. They are effective against radioactive isotopes for nuclear plant decommissioning and nuclear medicine spills, and against toxic industrial chemicals and materials such as mercury, PCB, acids, lead, asbestos, and methamphetamines.

These products can save time and money through reduced labor required to decontaminate and reduced volume of space required to dispose of the waste.  The products are gels, applied in a relatively thin coat, then allowed to dry, then peeled off the surface. The amount of material required is a function of the level of contaminates and the porosity of the surface, but on average, one gallon of one of these products is typically required to decontaminate approximately 50 square feet of surface area. These products are applied with a brush, roller, trowel, or sprayer, all relatively simple methods which do not require highly skilled labor. They then encapsulate the contaminated material which is peeled off the surface as the dried gel is peeled off. The volume of space required for disposal is no greater than the volume occupied by the liquid gel before application. In contrast, many decontamination products require large volumes of the product used, all of which must then be properly handled and disposed of after the decontamination.

The Products we sell are:

Gels for Radioactive, Metals and Chemical Clean Up

•

DeconGel 1101: A brush-on gel for heavy nuclear and toxic industrial chemical and material decontamination.

•

DeconGel 1108: A roll-on, brush-on, trowel-on gel for extremely heavy nuclear and toxic industrial chemical and material decontamination.

•

DeconGel SURE: Similar to 1108, this is a brush-on, non-chelator, low corrosive gel for heavy nuclear and toxic industrial chemical and material decontamination.

•

DeconGel PRO: Similar to 1108, this is a brush-on, low corrosive gel for heavy nuclear and toxic industrial chemical and material decontamination.

Sprays for Radioactive, Metals and Chemical Clean Up

•

DeconGel 1120: A spray-on version of 1101 formulated and optimized for hand-held light duty sprayers and hard, smooth surfaces such as glass, steel, polished stone and other smooth hard substrates and is used for nuclear and chemical decontamination.

•

DeconGel 1121: A spray-on version of 1101 formulated for heavy duty industrial sprayers for horizontal and vertical hard porous and non-porous surfaces such as concrete, pavement, wood, glass, steel, stone, and other hard substrates, and is used for heavy nuclear and chemical decontamination.

•

DeconGel 1128: A spray-on version of 1108 formulated for airless sprayers.

Gels for Oil and Grease Clean Up

•

DeconGel 1102: A roll-on, brush-on, trowel-on gel optimized for oil and grease decontamination (crude oils, diesel, PCB’s, etc.).

•

DeconGel GO: Similar to 1102, this is a low corrosive, low solvent, roll-on, brush-on, trowel-on gel optimized for oil and grease decontamination (crude oils, diesel, PCB’s, etc.).

Gels for Restoration of Buildings and Monuments and Graffiti Removal

•

PrestorPro: A safe, water-soluble product used to remove contaminants, pollutants and other harmful materials from buildings, historical artifacts, and treasures.

•

PrestorP-G-R: A safe, water soluble product used to remove paint including graffiti from metal, stone, cement, and concrete surfaces. (Still under development.)

DeconGel products have been used successfully at a diverse array of properties and businesses including:

•

Military Weapons and Department of Energy Decommissioning and Decontamination (D&D) sites

•

Military Chemical, Biological, Radiological, Nuclear, and Explosives (CBRNE) sites

•

Commercial nuclear power plants and nuclear powered ships

•

Nuclear medicine and research laboratory environments using radioisotopes and hazardous chemicals and substances

•

Hazardous toxic industrial chemical and toxic industrial material clean-up

Recent Sales

During the period from September 17, 2015 (the date we executed our sales representation agreement with CBIP) through December 31, 2015 we made eleven (11) sales of DeconGelTM products totaling $24,950 in gross sales. Since we are a commissioned sales representative earning commissions equal to 10% of the gross amount of product sales, our revenues on these sales totaled $2,495.

Sales Strategy

Prior to our representation of its products, CBIP had attempted to sell the products when and where there was a decontamination need. Such needs are typically sporadic and unpredictable. Our Company has adopted a three pronged sales strategy which we believe will mitigate the peaks and valleys of event driven sales.

First, we hope to make a portion of sales more regular and predictable by selling to the disaster preparedness, first responder market. Our products were featured as part of a potential decontamination readiness kit at a radiological containment, mitigation and clean-up demonstration sponsored by the Environmental Protection Agency (EPA) and the Department of Homeland Security (DHS), and we have since sold DeconGelTM to a company manufacturing and selling such kits to first responders.  Inclusion of our products in preparedness kits would mean a more regular and predictable sales flow.

Second, CBIP is currently testing a new formulation of its PrestorPro product (PrestorP-G-R) designed specifically to remove paint and graffiti from hard surfaces such as metal, stone, cement, and concrete. Since re-painting is a routine process and graffiti is a widespread and continuous problem, the Company believes this product will provide more predictable sales than the more event driven decontamination products. At the same time, it fits well into our decontamination space since it provides a safe and effective method of removing lead based paints. The Company expects to begin sales of this product in the second quarter of 2016.

Third, we are working with research and development staff at EPA, DHS and the U.S. Navy to develop preferred methodologies for the use of DeconGelTM for removal of surface contaminates.

The Navy has assigned a study of DeconGelTM to a “Cumbersome Work Program” (CWP). A team of Navy personnel based at Naval Operations Headquarters in Washington, DC (NAVSEA), the Office of Naval Research (ONR) in Key West, Florida, and Puget Sound Naval Base are testing DeconGelTM. We provide the material for testing and train the personnel in application techniques. If these tests are successful in showing that our products offer a less cumbersome method of decontamination of Navy vessels, both in port and at sea, DeconGelTM will be approved for use and purchase by the Navy for use on vessels in certain situations.  Once a product-type has been approved it is assigned a Naval Stock Number (NSN) which allows Naval Personnel to place orders.  To date, one of our DeconGelTM products has been assigned an NSN and two are pending.

The Environment Protection Agency (EPA) and The Department of Homeland Security (DHS) conducted a series of field tests and wide-area tests of several competing radiation decontamination products at the Battelle Memorial Laboratory. DeconGelTM was one of the products tested. Again we provided the product for testing and taught the personnel various application and use techniques. DeconGelTM received a favorable report and was approved for inclusion in the “Tool Kit,” of decontamination products which the EPA and the DHS make available to states when a contamination event occurs.  It is up to the states, counties and cities to choose the products they want to use from this approved “Tool Kit” and then purchase the products from the vendor. We also advised DHS the use of DeconGelTM to kill and capture Anthrax viruses and have received their approval for this use. We also consult routinely with the EPA on the use of DeconGelTM for the decontamination of Mercury and Lead.  Our specific contacts are the On Site Coordinators (OCS) within the EPA Regions and, as at the Battelle test, we advise them on product uses, provide them with demonstrations of the material’s effectiveness, and teach them application techniques.

While most EPA and DHS clean-up needs are event driven, some, and many at the Navy, are related to routine maintenance, and sales for such maintenance related decontamination would mean a more regular and predictable sales flow. We hope to develop this now that we have one Naval Stock Number, and others pending, and “Tool Kit” approval by EPA and DHS. We expect sales to be direct to readiness kit manufacturers and to decontamination service providers because custom chemicals such as DeconGelTM do not lend themselves to being inventoried by distributors.

Future Sales Opportunities

We hope to grow our business by selling more of the DeconGelTM and PrestorPro products to  buyers and industries where these products have been proven effective, and by adding other products, produced by other manufacturers, to the portfolio of products for which we will act as sales representatives.

The Department of Energy (DOE) manages 107 physical sites that are contaminated with varying quantities of radioactive materials.  DeconGelTM has been successfully used in several of these DOE sites. It is our intention to make DeconGelTM more widely used for capturing and disposing of radioactive materials at these DOE sites by focusing our sales efforts on contracting and engineering firms who are prime contractors or subcontractors to the DOE.

DeconGelTM has been tested extensively by the Department of Defense (DOD), especially the US Navy, and used successfully in radioactive decontamination of ships and nuclear powered ship power plants. As noted above, additional tests are underway. It is our plan to focus on contacts with the Navy and with firms who are prime contractors or subcontractors to the Navy for decontamination purposes that could produce high volume and long term sales.

The Environmental Protection Agency (EPA), Nuclear Power Plants, and a wide-range of other non-government commercial enterprises also offer opportunities for decontamination and the products we sell have been successfully used in those settings.  We plan to continue to sell to those markets and to firms which contract with them to provide decontamination services.

DeconGelTM has been successfully used in the past for nuclear decontamination at the Sellafield nuclear reprocessing and decommissioning facility in Great Britain. We plan to reestablish a sales relationship with that facility and we will attempt to use the product experience gained there to make sales in Europe, expecially in France which has a large number of nuclear sites.

Future Products

CBIP is currently developing and testing a new version of PrestorPro which they are calling PrestorP-G-R (Paint and Graffiti Remover). The product formulation includes a chemical paint stripper as well as the PrestorPro gel. When dry it can be easily pulled from a surface, taking the paint with it. It works well on metal, stone, cement, and concrete. We will expect to begin marketing it in the second quarter of 2016, initially to cities, counties, and school districts. We believe it also has a large potential for sales to private building owners and managers. Since re-painting is a routine process and graffiti is a widespread and continuous problem, the Company believes this product will provide more predictable sales than the more event driven decontamination products. At the same time, it is a decontamination product to the extent it is used for the safe removal and disposal of lead based paints.

We also hope to grow our business by acquiring the rights to sell additional products, especially chemical products. We may do this by entering non-exclusive sales representation agreements as we originally did with DeconGelTM and PrestorPro, or we may enter into exclusive agreements to distribute or sell a particular product or family of products, as we now have with DeconGelTM and PrestorPro. We may also seek to acquire businesses which own the rights to sell or to manufacture and sell other decontamination products. As of the time of this filing, no agreement has been reached, either to sell other products or to acquire a business which owns the right to sell other products, other than the new PrestorP-G-R.

Future Services

We believe that in order to maximize sales of our products in the markets mentioned above it may be beneficial to expand beyond the mere sale of specialty chemicals for decontamination and enter into the decontamination service industry. Often both government agencies and private businesses seeking decontamination of a site will contract with a company for decontamination services rather than buying a decontamination product and performing the work themselves. We may attempt to enter the service business by acquiring an existing decontamination service business or by hiring personnel with experience in this area and developing a service business. As of the time of this filing, no decision has been made as to whether to enter the service area and no negotiations are in progress either to acquire a business or to hire personnel.

Company Background

The Company was first organized in 2005 as a limited liability company and a wholly owned subsidiary of Pacific Shores Development, Inc. (“PSD”).  At that time the Company was in the rental real estate management business. PSD filed for Chapter 11 Bankruptcy protection in 2010 and on July 21, 2011 the “Debtors Second Amended Joint Plan of Reorganization” was confirmed by the Court in open session. The Plan called, among other things, for the incorporation of ZEC, for its spin-off from PSD, and for the distribution of its shares to the creditors of PSD. We entered the chemical sales business in 2015 when we became the U.S. distributor of ten products manufactured by CBI Polymers, Inc. (“CBIP”).

Intellectual Property

The products current sold by our Company are protected by patents held by CBIP and by trademarks held by CBIP. We have the right to use these trademarks and other sales materials for sales purposes under our sales representation agreement with CBIP.

Competition

We will compete with a wide variety of companies in the specialty chemical sales industry and, more specifically, in the decontamination products sales industry. These competitors range from small specialty companies similar to ZEC to large, multinational corporations. While the products we sell have been successful in decontaminating a variety of sites including U.S. government owned and managed facilities, other better financed and more established entities operate in this industry and may be expected to expand in the industry, thus increasing the competitive pressures we face. We hope to expand our business from sales of decontamination products and begin to provide decontamination services. If we are successful in entering this service business we will face additional competition, again from small service companies and also from large, multinational corporations. There can be no assurance that we will be able to successfully compete in these areas.

JOBS Act

The United States Congress passed the Jumpstart Our Business Startups Act of 2012 the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date this registration statement on Form 10 becomes effective, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) and the election is irrevocable.

ITEM 1A.   RISK FACTORS

This item describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating investment in ZEC, Inc.

We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.

We have a limited operating history, limited revenues from operations, and substantial debt.

We have only recently entered into a non-exclusive sales agreement with CBIP by which we were granted the right to sell certain specialty chemicals used in various decontamination applications in the

United States, and to be paid a commission on the sales we generate. The chemicals are sold under the trade names of DeconGel and PrestorPro. Our revenues from commissions in the quarter ended September 30, 2015 were $960. While we anticipate that revenues from commissions in the current quarter will be higher, there can be no assurance that we will be able to generate sufficient sales to meet our operating expenses.

We may not be able to continue to operate as a going concern.

Our auditors have expressed the opinion that we may not be able to continue as a going concern. Their opinion letter and the notation in the financial statements indicate that we do not have sufficient cash reserves or revenues to meet our operating expenses. Our CEO has stated that he will make loans to the Company if and when needed to meet operating expenses. As of the date hereof, no such loans have been made by him. We have, however, received loans from CBIP to meet our operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

We expect to have capital expenditure requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make capital expenditures for the expansion of our business. We hope to expand our sales force and our product line and we hope to expand beyond the sale of decontamination chemical products and into the decontamination service industry. We also hope to be able to grow through acquisitions as well as through internal growth, though there can be no assurance that we will be able to do either. We intend to finance these growth and/or acquisition capital expenditures through debt and equity financings. There is no assurance that we can obtain such financing or that we will be able to obtain financing on economically acceptable terms. As a result, we may lack the capital necessary to grow or maintain our business.

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. We are currently conducting a private placement of convertible promissory notes which will be convertible into common stock at $0.40 per share. If investors in these notes choose to convert them to equity our shareholders will have their percentage interest in the Company diluted accordingly. We also have warrants outstanding which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created if the exercise price represents a discount to market. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock.

We may be unable to successfully integrate future acquisitions with our operations or realize all of the anticipated benefits of such acquisitions.

We hope to be able to grow in part through acquisitions, though there can be no assurance that we will be able to do so. Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The difficulties of combining acquired operations include, among other things:

●	operating a significantly larger combined organization;

●	consolidating corporate technological and administrative functions;

●	integrating internal controls and other corporate governance matters; and

●	diverting management’s attention from other business concerns.

In addition, we may not realize all of the anticipated benefits from future acquisitions, if any, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. If benefits from future acquisitions do not meet the expectations of investors or analysts, the market price of our shares of common stock may decline.

We depend upon one key officer; the loss of his services would materially adversely affect our future operations.

At this time, our success depends entirely upon the efforts and abilities of our Chairman and Chief Executive Officer, E. Thomas Layton. The loss of his services would have a material adverse effect on our operations. Moreover, we do not have key man or similar insurance on this officer. We hope to acquire additional personnel during the year ahead; however, these new personnel could prove more difficult to hire or cost substantially more than estimated.

We depend on our ability to maintain relationships with industry participants.

Our ability to maintain commercial arrangements with customers and suppliers depends on our ability to maintain close working relationships with industry participants. There can be no assurance that we will be able to maintain the strategic relationships developed by our CEO, E. Thomas Layton, even if he continues to lead the Company, and even less assurance if we were to lose his services. Nor can there be any assurance that we will be able to establish additional necessary strategic relationships, in which case the opportunity to maintain or grow our business may be negatively affected.

We expect to be reliant upon a relatively small number of customers for the foreseeable future.

We expect that our customers will initially be the U.S. Navy, the U.S. Department of Energy, and possibly certain nuclear power plant operators. We have had sales meetings and product demonstrations with several potential buyers, however our only sales person at this time is our CEO, E. Thomas Layton, and while he has numerous contacts in the industry, the number of potential buyers he can speak with in a given time period is limited. Thus we expect our customers to be limited in number, and thus the loss of any customer may have a material adverse effect on us.

The Company’s business is largely dependent upon government spending, which is beyond the Company’s control.

The Company’s DeconGel decontamination products have been marketed chiefly to governmental agencies, especially the Department of Defense and the Department of Energy. The Company has demonstrated its products at the Idaho, Los Alamos, and Oak Ridge National Laboratories, and the Hanford Nuclear Site as well as at various US Navy facilities.  Budgets for these facilities and the departments that operate them are set by Congress and are subject to political priorities and decisions and vary from year to year. A reduction in funding for these departments and/or for decontamination services within these departments could in turn reduce demand for our products and have a material adverse effect on our financial condition and results of operations.

Changes in technology may render our products or services obsolete.

The decontamination chemical industry may be substantially affected by changes in technology. New and more active compounds may be discovered that weigh less or require less volume or different manufacturing, application, or disposal methods, or which have other advantages over the products we sell. As a result, our products may become obsolete and be replaced with other products. While we may attempt to adapt and develop or represent new products, there can be no assurance that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

The industries in which we operate are competitive. This competition may affect our market share or prevent us from raising prices at the same pace as our costs increase, making it difficult for us to maintain existing business and win new business.

We operate in competitive markets. Certain of our competitors have substantially greater financial and technical resources than we do. Additionally, new competitors may enter our markets. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products, which could have an adverse effect on us. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

We are dependent upon a single supplier for our products, the loss of which could have a material adverse effect on our financial condition and results of operations.

Our sales agreement is with one company only: CBIP. If CBIP were to experience a disruption in its ability to supply the products, and if it was unable or unwilling to arrange for an alternate manufacturer within a reasonable time, the disruption in our supply of products would make sales of those products impossible and would have a material adverse effect on our financial condition and results of operations. Further, CBIP could cancel our sales representation agreement for cause on 90 days written notice. While we do not expect to give CBIP cause to cancel our agreement, if were to happen it would have a material adverse effect on our financial condition and results of operations, even if we had developed sales relationships with other manufacturers by that time.

Our operations, and those of our suppliers and customers, are subject to a variety of business continuity hazards and risks, any of which could interrupt operations, production or sales or otherwise adversely affect our performance, results, or value.

Business continuity hazards and related risks include:

•

explosions, fires, earthquakes, inclement weather, and other disasters

•

utility or other mechanical failures

•

unscheduled downtime

•

inability to obtain or maintain any required licenses or permits

•

disruption of communications

•

data security, preservation and redundancy disruptions

•

disruption of supply or distribution

•

regulation of the safety, security or other aspects of our operations

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. Investors seeking cash dividends should not purchase our stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors seeking cash dividends should not purchase our common stock.

Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for listing on the OTC market or any other trading system in the future. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, investors who purchase our Common Stock may be unable to sell the shares. Accordingly, investors should be able to bear the financial risk of losing their entire investment.

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC market system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC pink sheet market will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC market or any similar medium. Finra will review the market maker's application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC market is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

Our Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if they can do so at all.

ITEM 2.       PROPERTIES

We presently occupy approximately 1,900 square feet of office space located at 1002 North Central Expressway, Suite 495, in Richardson, Texas 75080. We have sub-leased this space from another tenant for a five month term effective January 1, 2016. We pay rent of $2,612.50 per month for the office and this price includes taxes and insurance. We are currently in discussions with the property owner about a lease of the office space when the current sub-lease expires. We expect this space, or if we are unable to secure it, substantially similar space will be adequate for us for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our Common Stock at present and there has been no trading market in the past. We do not have a trading symbol. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a broker-dealer to make application to Finra to have the Company's securities traded on the OTC market, however there is no assurance that a broker-dealer will agree to make such application or, if one does, that Finra will provide us with a symbol.

Holders

As of December 31, 2015, there were approximately 49 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no dividends paid during, at least, the coming year.

 Recent Sales of Unregistered Securities

         (a) Securities issued in bankruptcy.

580,000 shares of our common stock were distributed per order of the U.S. Bankruptcy Court for the Southern District of California as part of the confirmed Plan of Reorganization of Pacific Shores Development, Inc. (“PSD” or the “Debtor”). PSD and its subsidiary, ZEC, were in the real estate development business and the real estate crash and the recession of 2008 made it impossible for them to obtain the financing needed to carry on their projects. In 2010 PSD filed for chapter 11 bankruptcy protection. The Court ordered the incorporation of the Issuer and ordered the Issuer’s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor.

2,500,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are currently exercisable and may be exercised at any time prior to August 30, 2016.

The securities issued by order of the U.S. Bankruptcy Court, 580,000 shares of common stock and 2,500,000 warrants and 2,500,000 shares of common stock underlying warrants, were all issued in exchange for claims against the estate of PSD and were therefore issued exempt from registration under the Securities Act of 1933, as amended, and were issued as freely tradable securities in a public offering as provided under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code).

         (b) Securities issued in a private placement.

On March 6, 2014 the Company issued 1,000,000 restricted shares of its common stock, each at par value ($0.0001 per share), for services to ten individuals: Ali Balaban  received 175,000 common shares;   Daniel Masters received  175,000 common shares; Frances Munro received 75,000 common shares;   Gulten Balaban Umancan received 75,000 common shares; Joseph LeBlanc received     75,000 common shares; Konstantin Zecevic received 20,000 common shares; Maurice Masters received 150,000 common shares; Muzeyyen Balaban; received 75,000 common shares; Myrl Tapungot received

175,000 common shares; and Walter Welsh; received 5,000 common shares.

On September 16, 2015 The Company issued 1,500,000 restricted shares of its common stock to its Chairman, CEO and Director E. Thomas Layton, for services at par value (0.0001 per share), and 500,000 restricted shares of its common stock to its advisor, Albert Pleus, also for services at par value (0.0001 per share). On January 26, 2016 the Company issued a convertible promissory note for $75,000 to an investor. The note is convertible into common stock at $0.30 per share. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

       -  The issuance involved no underwriter, underwriting discounts or commissions;

       -  We placed restrictive legends on all certificates issued;

       -  No sales were made by general solicitation or advertising;

       -  Sales were made only to accredited investors who are Company officers.

       In connection with the above transactions, we provided the following to the investor:

       -  Access to all our books and records.

       -  Access to all material contracts and documents relating to our operations.

       -  The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

 Stock Splits

We have never authorized a stock split or reverse stock split.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the year ended December 31, 2015 and for the period from March 6, 2014 (inception) through December 31, 2014 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Dec 31, 2015	Dec 31, 2014
Statement of Operations Data
Revenues	2,495	0
Expenses	82,946	158
Net Profit/Loss	(80,451)	(158)
Loss per share
Basic & Diluted	(0.037)	0.000

Balance Sheet Data
Cash	127	0
Accounts Receivable	1,355
Total Assets	1,482	0

Liabilities	81,733	0

Stockholders’ Equity	(80,251)	(158)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended December 31, 2015 and December 31, 2014. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

We have generated only minimal revenues, and we have incurred net losses since inception. Our cash position is insufficient to meet our anticipated continuing operating expenses, and our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an ongoing business unless we alter our business model and/or obtain additional capital so we can pay our ongoing operational costs. We have significantly altered our business model to the point where we believe these changes alone will make the Company self sustaining, although we there is no assurance that this will happen. In addition, we continue to seek investment capital in the belief that this will allow more rapid growth and make our ability to continue operations less doubtful.

In September 2015 the Company entered a sales representation agreement with CBIP which provided for a 10% sales commission for sale of their products in the U.S. Thereafter management of the Company concluded that this arrangement was unlikely to be successful for several reasons including the low commission percent, the fact that the products were chiefly sold for radioactive decontamination which is largely event driven, and the limitation to the U.S. market when CBIP had previously sold its products in the U.K. as well as the U.S. The Company began negotiations with CBIP to remedy these problems and, on March 1, 2016, entered into a new sales representation agreement with CBIP. Under our new agreement with CBIP we have the exclusive right to sell their families of DeconGel and PrestorPro products worldwide rather than only in the U.S., thus opening up sales in the U.K. and other countries.  The agreement also calls for CBIP to pay us a commission of $8.10 per liter on all sales of its products. Since the average sales price of one liter of any of these products is currently approximately $24, our commission percentage has increased from 10% of the sales price to approximately 33%. Finally, CBIP is developing a new product in the PrestorPro family which loosens and removes paint and graffiti from hard surfaces such as metal, stone, cement and concrete. Management of the Company believes this product will generate constant, rather than event driven, demand.

Based on these changes to our agreement with CBIP, management believes the company will achieve a level of sales that will make it self sustaining during the coming year. Our Results of Operations show that we had expenses of $82,946 in 2015, all incurred in a period of approximately three and one half months. A study of these expenses as well as expenses incurred in the first two months of 2016 lead management to conclude that the Company’s breakeven point is approximately $25,000 per month. Because the Company’s CEO has agreed not to accept payment of his salary, which is $12,500 per month, until cash flow permits, our cash flow breakeven point is approximately $12,500 per month or $37,500 per quarter. The Company is currently forecasting revenues in the quarter ending June 30, 2016 at $40,000, in the quarter ending September 30, 2016 at $62,000, and in the quarter ending December 31, 2016 at $78,000, all without additional investment.

We are also currently engaged in a private placement offering of convertible notes to accredited investors only. On January 26, 2016 we placed our first such note of $75,000. The note is due in five months and is convertible into shares of common stock at a conversion price of $0.30 per share. We hope to secure additional investments in this offering in the near future. We believe such investments will allow us to grow more rapidly by employing a larger sales force. If we are unable to raise additional capital we will be compelled to rely only on our sales revenue to cover ongoing expenses and this will slow our ability to grown and make our ability to continue operations less certain.

As of the filing date, the Company has borrowed $75,000 from an investor in a convertible promissory note due in five months and convertible into shares of common stock at a conversion price of $0.30 per share. The Company has also borrowed funds, interest free, from CBIP, and currently owes CBIP $1,233. The convertible promissory note bears interest at the rate of 12% per annum. Apart from funds derived from these debts, the Company has no capital resources. It will continue to seek debt and equity investments at least until such time as its sales allow it to break even or become cash flow positive. The Company will also rely upon interest free loans or capital contributions from its CEO to meet its needs. Both CBIP and our CEO have made voluntary agreements to advance needed funds. Neither CBIP nor our CEO is contractually obligated to provide any loans or pay any expenses.

RESULTS OF OPERATIONS

As noted above, the Company is the exclusive, worldwide sales representative for eleven specialty chemicals manufactured by CBIP for decontamination and clean-up uses. The products are marketed under variations of the trade names DeconGel and PrestorPro. As of December 31, 2015 the Company had earned commissions of $2,495 during calendar year 2015 and had incurred $82,946 in operating expenses for a net loss of $80,451.  The Company entered into its first sales representative agreement with CBIP on September 17, 2015 which remained in effect until March 1, 2016. The Company has recently re-negotiated, and on March 1, 2016 signed, a new, expanded agreement with CBIP. The new agreement covers sales worldwide (the first was for the U.S. only), is for an initial term of five years (the first was for a term of one year), and provides for a commission of $8.10 on each liter sold (the first provided a commission of 10% of sales). Since the average price paid by customers is approximately $24.00 per liter, the new agreement represents a sales commission equal to approximately 33% of sales.

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have adequate cash or other material assets nor does it have adequate revenues from operations. As noted above, the Company will rely upon interest free loans or capital contributions from CBIP and/or from its CEO to meet its operating needs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The Company has no contractual obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Both CBIP and the CEO of the Company have agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

Reports Of Independent Registered Public Accounting Firms

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

 Management ’ s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

•

Insufficient Resources:  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

•

Inadequate Segregation of Duties:  We have an inadequate number of personnel to properly segregate duties to implement control procedures.

•

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director	Age	Year First Became a Director

E. Thomas Layton	80	Member since 2015
Harry N. Fugate	54	Member since 2015

Principal Occupations During at Least the Past Five Years and

Certain Directorships

E. Thomas Layton, age 80, has been Chairman, CEO and Director of the Company since September 2015. From January 2014 until September 2015 he was the senior advisor to KT Chemicals, Inc. From 2013 to July 2015 he was CEO of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAI-OSR, a clinical research organization. From 1998 until 2014 he was also an independent consultant to a variety of companies. From 1998 until 2009 most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012 he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work he also served as a court authorized debtor-in-possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998 he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that he managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board. He holds an AB Degree from Central Methodist College with a major in Chemistry.  Mr. Layton is CEO and a Director of the Company because of his long and successful history in sales and management, and especially in the chemical industry.

Harry N. Fugate, age 54, has been a Director of the Company since December 2015. He is a founding partner and managing director at Portage Inc. an environmental services business. Under his direction, annual sales have grown from $3M in 1999 to $60M in 2015 and Portage has won and executed over $1.2 billion in contracts for complex environmental consulting, engineering, remediation and decommissioning services.  Prior to 1999 he was Vice President of Business Development for Informatics Corporation and for Jason Associates and Director of Business Development at Wastren, Inc. He was an independent environmental consultant to Battelle, Jacobs Engineering, and Corpex Technologies. He also served in various positions as an environmental scientist and engineer at the Utah Water Research Laboratory and the Idaho National Laboratory.  He holds a B.S. in Civil and Environmental Engineering, an M.S. in Environmental Engineering, and an M.B.A. from Utah State University.  Mr. Fugate is a Director of the Company because of his long and successful history in the environmental services industry.

The current executive officers of the Company are as follows:

Name of Director	Age	Position

E. Thomas Layton	80	Chairman, CEO, and CFO
William Clifford Couch	62	Secretary of the Corporation

Background information on Mr. Layton is set forth above under our board of directors. Background information on Mr. Couch is set forth below.

William Clifford Couch, age 62, has been the Secretary of the Corporation since September 2015. Mr. Couch has been an attorney, licensed in Texas, since 1982 and has maintained a solo practice in the greater Dallas – Fort Worth area since 2004. Prior to 2004 he was a senior attorney or partner level attorney with multiple law firms in the greater Dallas – Fort Worth area and also worked as an attorney at General Dynamics. Mr Couch has over 33 years of legal experience in most aspects of business, and has represented financial institutions, insurance companies, non-profit organizations and a wide variety of business organizations as well as individuals in litigation and transactional matters at both the state and federal levels. He holds a BBA degree from Abilene Christian University and he received his JD from Southern Methodist University in 1982. Mr. Couch was named Secretary of the Company because of his extensive experience in business and corporate law.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.      EXECUTIVE COMPENSATION.

We have only one employee, E. Thomas Layton, and he is a full time employee. Neither our Corporate Secretary, Mr. Couch, nor our independent Director, Mr. Fugate, is an employee and neither has received any cash, stock, or other compensation for services rendered to the Company since its inception, nor is there any current plan to provide compensation to them. Our former CEO, Mr. Zecevic, received 20,000 shares of stock, valued at par value, $0.0001 per share, in exchange for his services to the Company during 2014. Our current CEO, Mr. Layton, received 1,500,000 shares of stock, valued at par value, $0.0001 per share, in exchange for his agreement to serve as CEO of the Company, and he has agreed to accept a salary of $12,500 per month ($150,000 per year) for his services as CEO, starting October 1, 2015. He has also agreed that his salary will accrue, without interest, until such time as the Company’s cash flow permits payment. There are no agreements in place or contemplated to provide additional compensation to any officer or director. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors, and we have no employees other than Mr. Layton.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2015 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
E. Thomas Layton 1002 N. Central Expressway Suite 495 Richardson, TX 75080	1,500,000	41.90%
Albert Pleus 1002 N. Central Expressway Suite 495 Richardson, TX 75080	500,000	13.97%
Harry N. Fugate 1002 N. Central Expressway Suite 495 Richardson, TX 75080	-0-	0.00%
William Clifford Couch 1002 N. Central Expressway Suite 495 Richardson, TX 75080	-0-	0.00%
All Officers and Directors as a Group (three [3] individuals)	2,000,000	55.87%

The remaining 1,580,000 shares of the Company's outstanding common shares are held by 47 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 3,580,000 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On March 6, 2014 a total of 20,000 common shares were issued to our former CEO, Konstantin Zecevic, and on September 16, 2015 a total of 1,500,000 common shares were issued to E. Thomas Layton, the Company’s current CEO, and a total of 500,000 shares were issued to Albert Pleus, an advisor to the Company. All of these transactions were for services and all valued the stock at par value ($0.0001 per share).

We have only two directors. One of our directors, E. Thomas Layton is employed by the Company as its Chairman and CEO and therefore cannot be considered independent. Harry N. Fugate, the second Director of the Company, is considered an independent Director because the Board affirmatively determined that he has no material relationship with the company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

PLS, CPA, audited the Company’s financial statements for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014. The following table sets forth the aggregate fees billed to the Company by PLS, CPA for 2015 and 2014:

2015

2014

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements

$4,500

$ 0

Tax fees and tax related fees

   0

   0

All other fees for other services

   0

   0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No.

Description

---

-----------

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to

18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Statement of Operations for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014, and (v) Notes to Financial Statements.

///

///

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ZEC, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2016

  ZEC, INC.

                                   By: /s/ E. Thomas Layton

                                       _________________________________

                                       E. Thomas Layton

                                       Chairman, CEO, CFO, and Director

                                   By: /s/ W. Clifford Couch

                                       _________________________________

                                       W. Clifford Couch

                                       Secretary

                                   By: /s/ Harry N. Fugate

                                       _________________________________

                                       Harry N. Fugate

                                       Director

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ZEC, Inc.

We have audited the accompanying balance sheet of ZEC, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related financial statements of operations, changes in shareholder’s equity and cash flows for year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEC, Inc. as of December 31, 2015 and 2014, and the results of its operation and its cash flows for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__

PLS CPA, A Professional Corp.

March 1 ,2016

San Diego, CA. 92111

ZEC, INC.
BALANCE SHEETS

ASSETS	December 31, 2015	December 31, 2014

Current Assets
Cash	$ 127	$ -
Accounts Receivable	1,355	-

Total Current Assets	1,482	-

Total Assets	$ 1,482	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses Payable	$ 37,500
Due to CBI Polymers	44,233	-
Total Current Liabilities	81,733	-
Total Liabilities	81,733	-

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 3,580,000 shares issued and outstanding
as of December 31, 2015 and 1,580,000 shares issued
and outstanding as of December 31, 2014	358	158
Additional paid-in capital	-	-
Accumulated deficit	(80,609)	(158)

Total stockholders' equity (deficit)	(80,251)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,482	$ -

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2015	For the period from March 6, 2014 to December 31, 2014

Revenue	$ 2,495	$ -
Total Revenue	2,495	-

Expenses
General & Admin. Expenses	82,946	158
Other Operating Expenses	-	-
Total Expenses	(82,946)	(158)

Net Income (loss)	$ (80,451)	$ -

Basic and Diluted Earnings Income (Loss) per Share	$ (0.037)	$ -

Weighted average shares - basic and diluted	2,160,822	1,580,000

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	In Capital	deficit	Equity

Common stock issued per Court Order
at Inception, March 6, 2014	580,000	58	-	-	58
Common stock issued for services at
$0.0001 (par value) on March 6, 2014	1,000,000	100	-	-	100
Net loss in year ended December 31, 2014	-	-	-	(158)	(158)
Balance at December 31, 2014	1,580,000	158	-	(158)	-

Common stock issued for services at
$0.0001 (par value) on September 16, 2015	2,000,000	200	-	-	200
Net loss in year ended December 31, 2015	-	-	-	(80,451)	(80,451)
Balance at December 31, 2015	3,580,000	358	-	(80,609)	(80,251)

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Period from March 6, 2014 to December 31, 2014

OPERATING ACTIVITIES
Net Profit (Loss)	$ (80,451)	$ (158)

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order		58
Common stock issued for services	200	100
Changes in operating assets and liabilities
Accounts Receivable	(1,355)	-
Accrued Liabilities	37,500	-
Net cash used in operating activities	(44,106)	-

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds of loan from CBI Polymers	44,233	-
Net cash from financing activities	44,233	-

Net change in cash	127	-

Cash at beginning of period	-	-

Cash at end of period	$ 127	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.

Notes to Financial Statements

December 31, 2015

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

ZEC, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). On September 17, 2015 the Company became a sales representative for CBI Polymers, Inc., selling a line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces. The sales representative agreement provides that CBI Polymers will pay the Company a commission of 10% on all sales made by the Company in the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting  principles  generally  accepted in the United States of America ("GAAP"),  and include all the notes required by generally  accepted  accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

b. LOSS PER SHARE

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic  loss per  share  amounts  is  computed  by  dividing  the net loss by the weighted  average number of common shares  outstanding.  The equity instruments such as warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

c. USE OF ESTIMATES

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

d. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because there are no dilutive items.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

e. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of December 31, 2015.

f. REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP.  Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer.  In this case, revenues are recognized upon services rendered.

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2015 and 2014, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

h. SHARE-BASED COMPENSATION

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted the codification upon creation of the company and will expense share based costs in the period incurred.  The Company has not adopted a stock option plan or completed a share-based transaction; accordingly no stock-based compensation has been recorded to date.

i. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred  tax assets  and  liabilities  are adjusted  for the  effects  of  changes  in tax  laws  and  rates on the date of enactment.

j. IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2015 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. ACCOUNTS RECEIVABLES

	December 31, 2015	December 31, 2014
CBI Polymers	1,355	-

On September 17, 2015, the Company signed the sales representative agreement with CBI Polymers.  CBI Polymers will pay the Company a commission of 10% on all sales made by the Company in the United States.

NOTE 5. STOCKHOLDERS' EQUITY COMMON STOCK

As of December 31, 2015 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of December 31, 2015 there were a total of 3,580,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling 580,000 shares,  took place  on March 6, 2014  pursuant  to the  Chapter  11 Plan of  Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of Pacific Shores Development, Inc. ("PSD"). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the  distribution of two million five hundred thousand warrants in the Company to all  administrative  creditors  of PSD, with these  creditors  to receive five warrants in the Company  for each $0.10 of PSD's  administrative  debt which they held. These creditors received an aggregate of 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2017. As of the date of this report, no warrants have been exercised.

Also on March 6, 2014 the Company issued a total of 1,000,000 common shares for services at par value, $0.0001 per share for total value of $100. On September 16, 2015 the Company issued a total of 2,000,000 common shares for services at par value, $0.0001 per share for a total value of $200.

As a result of these  issuances  there  were a total  3,580,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at December 31, 2015.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of December 31, 2015 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 6. INCOME TAXES

The Company has had minimal business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 7.  LOAN FROM CBI POLYMERS, INC.

During the year ended December 31, 2015 the Company received a total of $44,233 in loans from CBI Polymers, Inc. (CBIP). These loans were non-interest bearing. The unpaid principal balance may be repaid from commission on the sales. Any unpaid balance will be due and payable three years from December 31, 2015. On January 27, 2016 the Company repaid $43,000 to CBIP, leaving the Company with a total indebtedness to CBIP of $1,233.

NOTE 8. RELATED PARTY TRANSACTIONS

On March 6, 2014 the Company issued a total of 1,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to officers and advisors of the Company and to persons who were already shareholders as a result of the bankruptcy (see Note 4 above). On September 16, 2015 the Company issued a total of 2,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to an officer of the Company and to an advisor to the Company.

Our CEO has been employed by the Company at a salary of $12,500 per month since October 1, 2015, but has agreed that he will not accept payment until the Company’s cash flow permits, and as of December 31, 2015 he had not received any payment. As a result, he was owed $37,500 at year end.

There were no other related party transactions to report. As of December 31, 2015 the Company neither owned nor leased any real or personal property. (See Note 9. “Subsequent Events” below)

NOTE 9. WARRANTS

On March 6, 2014 (inception), the Company issued 2,500,000 warrants exercisable into 2,500,000 shares of the Company's common stock.  These warrants were issued per order of the U.S.  Bankruptcy Court to the administrative creditors of PSD. These creditors received an aggregate of 2,500,000  warrants issued in the series and exercise prices as set forth above at Note 4. As of the date of this report, no warrants have been exercised.

NOTE 10. COMMITMENT AND CONTIGENTCY

On December 31, 2015, the Company signed a sublease agreement with third party for office space. The term of the Sublease begin on January 1, 2016 and will terminate on May 31, 2016 and requires monthly rental payments of $2,612.50.  For the 2016, the Company contingency liability is $13,062.50.

NOTE 11. SUBSEQUENT EVENTS

On January 26, 2016 the Company commenced an offering of convertible promissory notes to accredited investors. Also on January 26, 2016 the Company accepted one such investment in the amount of  $75,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.40 per share. If the Company’s share of common stock are not publicly trade by February 29, 2016, the Conversion price will be $0.30 per share of common stock.

On January 27, 2016 the Company repaid $43,000 to CBIP, leaving the Company with a debt owed to CBIP of $1,233.

On March 1, 2016 the Company and CBI Polymers, Inc. cancelled the sales representative agreement which they had originally executed on September 17, 2015 and entered into a new sales representative agreement. Under the new agreement the Company is the exclusive, worldwide sales representative for CBI Polymers’ line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces. The agreement is for a term of two years and provides for the Company to be paid a sales commission of $8.10 per liter on all products sold.

The Company has evaluated subsequent events from the balance sheet date through March 15, 2016, which is the date the financial statements were available to be issued. Except for the above disclosure, the Company has determined that there are no further events to disclose.