Form 10-Q
period 2016-03-31
ZEC, Inc.
filed 2016-05-20
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

COMMISSION FILE NUMBER: 000-55554

ZEC, INC.

(Exact name of registrant as specified in its charter)

            Delaware                                                                                                         47-5048026

_______________________________                                                                ___________________

(State or other jurisdiction of                                                                                    (I.R.S. Employer

 incorporation or organization)                                                                                  Identification No.)

1002 North Central Expressway, Suite 495

Richardson, TX 75080

Tel:  (888) 344-0073

Fax:  (888) 344-0073

_______________________________________

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes  /X/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  /  /        No  /X/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 16, 2016 was 4,080,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2016, prepared by the company, appear immediately follow.

ZEC, INC.
BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	7,730	127
Accounts Receivable	-	1,355
Prepaid Expenses	6,112	-
Advance Payment to CBIP	111,022	-

Total Current Assets	124,864	1,482

Total Assets	124,864	1,482

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable and Accrued Expenses	123,622	37,500
Accrued Interest Payable	3,077	-
Due to CBI Polymers	-	44,233
Convertible Notes	260,000	-

Total Current Liabilities	386,699	81,733
Total Liabilities	386,699	81,733

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 3,580,000 shares issued and outstanding
as of March 31, 2016 and December 31, 2015	358	358
Additional paid-in capital	-	-
Accumulated deficit	(262,193)	(80,609)

Total stockholders' equity (deficit)	(261,835)	(80,251)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	124,864	1,482

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Revenue	$ -	$ -
Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expense
Consulting Expenses	105,900	-
Professional Expenses	30,353	-
Advertising and Marketing Expenses	8,713	-
General and Administrative Expenses	33,424	-

Total Operating Expenses	178,390	-

Other Income and (Loss)
Interest Expenses	(3,194)	-

Total Other Income and (Loss)	(3,194)	-

Net Income (loss)	$ (181,584)	$ -

Basic and Diluted Earnings Income (Loss) per Share	$ (0.051)	$ -

Weighted average shares - basic and diluted	3,580,000	1,580,000

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Cash flows from operating activities
Net Loss	$ (181,584)	$ -

Adjustments to reconcile net loss to
net cash used in operating activities:

Change in current assets and current liabilities:
Accounts Receivable	1,355	-
Prepaid Expenses	(6,112)	-
Advance Payment to CBIP	(111,022)	-
Accounts Payable and Accrued Expenses	86,122	-
Accrued Interest Payable	3,077	-

Net cash used in operating activities	(208,164)	-

Cash flows from investing activities
Investing activities	-	-
Total cash (used) in investing activities	-	-

Cash flows from financing activities
Payment for Due to CBI Polymers	(44,233)	-
Proceeds from convertible note issuance	260,000	-

Net cash provide from financing activities	215,767	-

Net change in cash and cash equivalents	7,603	-

Cash at beginning of period	127	-

Cash at end of period	$ 7,730	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

ZEC, INC.

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

ZEC, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). On September 17, 2015 the Company became a sales representative for CBI Polymers, Inc. On March 1, 2016 the Company and CBI Polymers, Inc. cancelled the sales representative agreement of September 17, 2015 and entered into a new sales representative agreement. Under the new agreement the Company is the exclusive, worldwide sales representative for CBI Polymers’ line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces. The agreement is for a term of two years and provides for the Company to be paid a sales commission on all products sold.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in United States dollars and have been prepared using the accrual method of accounting in accordance with generally accepted accounting  principles   in the United States of America ("US GAAP") for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly they do not  include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with US GAAP.  In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company as of March 31, 2016, and the related balance sheet of the Company as of December 31, 2015, which is derived from the Company’s audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2016 are included in this document. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K that was filed on March 18, 2016.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

b. USE OF ESTIMATES

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

c. BASIC AND DILUTED NET LOSS PER SHARE

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

Codification topic 825, “Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 approximate their respective fair values because of the short-term nature of these instruments.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2016 and December 31, 2015, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2016 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of March 31, 2016 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of March 31, 2016 there were a total of 3,580,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  3,580,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at March 31, 2016.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of March 31, 2016 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  REPAYMENT OF LOAN FROM CBI POLYMERS, INC.

During 2015 CBI Polymers, Inc. (CBIP) loaned the Company a total of $44,233. At March 31, 2016 and December 31, 2015 the loan to ZEC consisted of the following:

	March 31, 2016	December 31, 2015
Balance at Beginning of the Period	$ (44,233)	$ 0
Funds advanced from CBIP		(44,233)
Repayments	44,233	0
Balance at End of the Period	$ 0	$ (44,233)

NOTE 7. FUNDS ADVANCED TO CBI POLYMERS, INC.

During the three months ended March 31, 2016 the Company advanced CBI Polymers, Inc. (CBIP) a total of $117,135. This advance was accounted for as a prepayment of funds due from ZEC to CBIP under ZEC’s exclusive marketing, sales and distribution agreement. This agreement requires monthly payments to CBIP of $35,000 and is more fully described in Note 12 below. At March 31, 2016 and December 31, 2015 the prepayment to CBIP consisted of the following:

	March 31, 2016	December 31, 2015
Balance at Beginning of the Period	$ 0	$ 0
Prepayment from ZEC to CBIP	(117,135)	0
Repayments	0	0
Balance at End of the Period	$ (117,135)	$ 0

NOTE 8.  ISSUANCE OF NOTES TO INVESTORS.

On January 26, 2016 the Company commenced an offering of convertible promissory notes to investors under the exemption from registration provided by Regulation D, Rule 506(b). As of March 31, 2016 the Company had a total indebtedness from issuance of these notes of $260,000. The notes bear interest at a rate of 12% per annum, mature on June 30, 2016, and are convertible into common stock at $0.40 per share. The following notes were issued during the quarter ended March 31, 2016:

January 25, 2016, note for $75,000,

February 25, 2016, note for $50,000,

March 7, 2016, note for $30,000,

March 16, 2016, note for $25,000,

March 16, 2016, note for $50,000,

March 27, 2016, note for $30,000.

NOTE 9. RELATED PARTY TRANSACTIONS

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

Our CEO has been employed by the Company at a salary of $12,500 per month since October 1, 2015, but has agreed that he will not accept payment until the Company’s cash flow permits, and as of March 31, 2016 he had not received any payment. As a result, he was owed $75,000 at March 31, 2016.

Albert Pleus, a shareholder who owns approximately 12% of the Company’s issued and outstanding stock, is also a consultant to the Company. He was paid $10,000 during the three months ended March 31, 2016 and he had accrued an addition $20,000 in payments due at March 31, 2016.

The Company subleases a facility of approximately 1,900 square feet in Richardson, Texas, paying rent of $2,612.50 per month. The lessor is KT Chemicals, Inc. (KT). ZEC markets and distributes one of KT’s chemical products, an odor absorber, and KT owns approximately 12% of ZEC’s issued and outstanding stock. The sublease will terminate on May 31, 2016. The facility is believed to be adequate for the Company’s needs through that time and the Company is currently considering a possible extension of the sublease.

NOTE 10. WARRANTS

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

NOTE 11. COMMITMENT AND CONTIGENTCY

On December 31, 2015, the Company signed a sublease agreement with a third party for office space. The term of the Sublease began on January 1, 2016 and will terminate on May 31, 2016 and requires monthly rental payments of $2,612.50.  On March 31, 2016 the Company prepaid the April rent and had a remaining contingency liability is $2,612.50 for the May rent.

NOTE 12. SUBSEQUENT EVENTS

New Agreement with CBI Polymers, Inc.

On April 13, 2016 ZEC, Inc. (“ZEC”) cancelled its prior agreement with CBI Polymers, Inc. (“CBIP”) and entered into a new, worldwide marketing, sales and distribution agreement with CBIP. This agreement expanded the rights and obligations of the parties under their previous agreement and also modified the consideration due to each of the parties. It was agreed that the change in consideration represents the present and future value of the business relationship and will allow ZEC access to the development of new adaptations and/or new formulas of decontamination products required by existing and new customers. CBIP has also agreed that all outstanding marketing, sales and distribution relationships and pending contracts for CBIP goods and/or services, if transferrable, are to be assigned to ZEC;  that any and all applications techniques developed by CBIP are to be shared with ZEC; and that  ZEC shall have a right of first refusal to purchase CBIP’s existing inventory at CBIP’s fully-loaded cost. The agreement is for a term of two years and will automatically extend every two years as long as neither party is in default.

ZEC has agreed to pay consideration in cash or other consideration equal to $25,000 per month for the first two years of the Agreement for all rights related to existing products and services (including those products and services in the development stages as of the date of the Agreement); and has agreed to pay currently in cash or other consideration equal to $10,000 per month for all rights related to future products and services (including those products and services entering into the development stage after the date of the Agreement); and has agreed to pay a royalty of 10% based on gross sales at the distribution price to CBIP quarterly, based on collected revenue. At March 31, 2016 ZEC had prepaid a total of $111,022 on this contract.

New Agreement with KT Chemicals, Inc.

On April 21, 2016, ZEC, Inc. (“ZEC”) entered into an exclusive sales agreement with KT Chemicals, Inc. (“KT”). As a result of this agreement, ZEC now has the exclusive right to market, sell and distribute, throughout the United States and its territories, an odor eliminating chemical manufactured by KT under the trade names WZ and PurSent. WZ/PurSent has been found effective in the elimination of odors such as tobacco smoke and pet odors from sleeping rooms, automobiles, and similar spaces. The agreement requires ZEC to issue 500,000 shares of its common stock to KT and to pay KT cash consideration of either $500,000, if paid by August 31, 2016, or $600,000 if paid by November 30, 2016. ZEC must achieve minimum average monthly sales of $20,000 in the first year of the agreement. The agreement is for a term of five years and is renewable.

Also on April 21, 2016 the Board of Directors of the Company voted to issue to KT the 500,000 shares of the Company’s common stock required as partial consideration due to KT under the exclusive license agreement described above. As a result, there are now a total of 4,080,000 shares of ZEC common stock issued and outstanding.

Issuance of Notes to Investors.

The Company continued to seek investors in its private placement of convertible promissory notes after March 31, 2016. Between April 1, 2016 and the date of this report on Form 10-Q the Company issued a total of seven convertible promissory notes for a total of $225,000. All of these notes bear interest at a rate of 12% per annum, mature on June 30, 2016, and are convertible into shares of common stock in the company at a rate of $0.40 per share. Notes were issued on the following dates since March 31, 2016:

April 4, 2016, note for $50,000,

April 4, 2016, note for $50,000,

April 14, 2016, note for $25,000,

April 14, 2016, note for $25,000,

April 14, 2016, note for $25,000

April 29, 2016, note for $25,000,

May 8, 2016, note for $25,000

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

ZEC, Inc. (“ZEC” or the “Company”) is engaged in the business of selling specialty chemicals for use in a wide range of decontamination activities. ZEC operates strictly as a sales representative company, with no responsibility for developing, manufacturing, stocking or shipping products or for invoicing or collections. We have exclusive sales agreements with two chemical companies.

Our sales representative agreement with CBI Polymers, Inc. (“CBIP”), gives us the worldwide, exclusive right to sell a family of products which are proven, professional, military-grade, safe to use and handle, water soluble, and environmentally friendly hydrogels with a near neutral pH. They are tailored to meet the requirements of the U.S. Department of Defense, the Department of Energy, the Department of Homeland Security and the Environmental Protection Agency. They are designed for extreme, hard-to-clean contamination challenges and are effective against radioactive isotopes for nuclear plant decommissioning and nuclear medicine spills, and against toxic industrial chemicals and materials such as mercury, PCB, acids, lead, asbestos, and methamphetamines.

Our sales representative agreement with KT Chemicals, Inc. (“KT”), gives us the exclusive right to market, sell and distribute, throughout the United States and its territories, an odor eliminating chemical manufactured by KT under the trade names WZ and PurSent. Unlike many products which are essentially perfumes designed to mask unpleasant odors, WZ/PurSent has been found effective in the elimination of odors such as tobacco smoke, pet odors, and food and cooking odors including garbage odors from restaurants, apartment and office buildings, hotels, automobiles, and similar spaces.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 we had total assets of $124,865 consisting of $7,730 in cash and $117,135 in prepaid expenses. Also at March 31, 2016 we had liabilities totaling $386,698 of which $123,321 was accrued expenses payable, $260,000 was investor notes payable, and $3,077 was accrued interest payable. We had an accumulated deficit of $80,609 and a net loss during the quarter ended March 31, 2016 of $181,584. As of March 31, 2015 we had no assets and no liabilities and an accumulated deficit of $158. Our increase in liabilities from $0 at March 31, 2015 to $386,698 at March 31, 2016 was largely the result of two factors: Expenses related to our marketing efforts, and debts incurred to investors participating in our private placement of convertible promissory notes. As of December 31, 2015 we had total assets of $1,482 of which $127 was cash and $1,355 was a receivable. Also at December 31, 2015 we had liabilities totaling $81,733 of which $37,500 was accrued expenses payable and $44,233 was a note payable. We had an accumulated deficit of $80,609 and a net loss during the year ended December 31, 2015 of $80,451.

RESULTS OF OPERATIONS

The Company has realized only minor revenues from sales of products during the past year and no revenues from sales during the quarter ended March 31, 2016. During that quarter the Company concentrated its efforts on (a) testing and marketing of its products; (b) re-negotiation of its contract with CBIP and negotiation of a contract with a second manufacturer, KT (new agreements with both of these manufacturers were executed in April, 2016); and (c) discussions with private placement investors. Our marketing efforts are now showing results and we will be able to report revenues for the second quarter.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and other material assets and it had no revenues from operations during the quarter ended March 31, 2016. It is relying on loans from investors to meet its operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in our Form 10-K filed on March 17, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2015 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K for the year end December 31, 2015 as filed with the SEC on March 17, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

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

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Statement of Operations for the three months ended March 31, 2016 and 2015, (iii) Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2016

ZEC, INC.

                                   By: /s/ E. Thomas Layton

                                       _________________________________

                                       E. Thomas Layton

                                       CEO and Director

                                   By: /s/ E. Thomas Layton

                                       _________________________________

                                       E. Thomas Layton

                                       CFO and Director