Form 10-Q/A
period 2016-03-31
ZEC, Inc.
filed 2016-05-23
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment Number 1

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

 ZEC, INC.

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

ZEC, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). On September 17, 2015 the Company became a sales representative for CBI Polymers, Inc. (“CBIP”). On March 1, 2016 the Company and CBI Polymers, Inc. cancelled the sales representative agreement of September 17, 2015 and on April 13, 2016 entered into an Exclusive License Agreement. Under the new agreement the Company is the exclusive, worldwide sales representative for CBI Polymers’ line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces. The agreement is for a term of two years and provides for the Company to be paid a sales commission on all products sold.

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

NOTE 6.  LOAN FROM CBI POLYMERS, INC.

During 2015 CBI Polymers, Inc. (CBIP) loaned the Company a total of $44,233. At March 31, 2016 and December 31, 2015 the loan to ZEC consisted of the following:

	March 31, 2016	December 31, 2015
Balance at Beginning of the Period	$ 44,233	$ 0
Funds advanced from CBIP	0	44,233
Repayments	(44,233)	0
Balance at End of the Period	$ 0	$ 44,233

These loans were non-interest bearing.

NOTE 7. ADVANCED TO CBI POLYMERS, INC.

During the three months ended March 31, 2016 the Company advanced CBI Polymers, Inc. (CBIP) a total of $111,022. This advance was accounted for as a prepayment of funds due from ZEC to CBIP under ZEC’s exclusive marketing, sales and distribution agreement. This agreement requires monthly payments to CBIP of $35,000 and is more fully described in Note 12 below. At March 31, 2016 and December 31, 2015 the prepayment to CBIP consisted of the following:

	March 31, 2016	December 31, 2015
Balance at Beginning of the Period	$ 0	$ 0
Fund advance to CBIP	(111,022)	0
Repayments	0	0
Balance at End of the Period	$ (111,022)	$ 0

NOTE 8.  COVERTIBLE NOTES

On January 25, 2016 the Company commenced an offering of convertible promissory notes to investors under the exemption from registration provided by Regulation D, Rule 506(b).

On January 25, 2016 the Company issued a convertible note in the amount of $75,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $75,000 and accrued interest is $1,849.

On January 25, 2016 the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $50,000 and accrued interest is $608.

On February, 2016 the Company issued a convertible note in the amount of $30,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $30,000 and accrued interest is $286.

On March 16, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $25,000 and accrued interest is $74.

On March 16, 2016 the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $50,000 and accrued interest is $230.

On March 27, 2016 the Company issued a convertible note in the amount of $30,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $30,000 and accrued interest is $30.

As of March 31, 2016 the Company had a total indebtedness from issuance of these notes of $260,000 and total accrued interest is $3,077.

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

Albert Pleus, a shareholder who owns approximately 12% of the Company’s issued and outstanding stock, is also a consultant to the Company. He had provide consulting service for the Company during the three month as of March 31, 2016 amount $25,000. As of March 31, 2016, no payment was made.

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

NOTE 12. SUBSEQUENT EVENTS

Exclusive License Agreement with CBI Polymers, Inc.

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

ZEC has agreed to pay consideration in cash or other consideration equal to $25,000 per month for the first two years of the Agreement for all rights related to existing products and services (including those products and services in the development stages as of the date of the Agreement); and has agreed to pay currently in cash or other consideration equal to $10,000 per month for all rights related to future products and services (including those products and services entering into the development stage after the date of the Agreement); and has agreed to pay a royalty of 10% based on gross sales at the distribution price to CBIP quarterly, based on collected revenue. At March 31, 2016, the Company had prepaid a total of $111,022 on this contract. During April 2016, the Company advance cash $13,084.

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

Issuance of Notes to Investors.

On April 4, 2016 the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share.

On April 4, 2016 the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share.

On April 14, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share.

On April 14, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share.

On April 28, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.40 per share.

On May 2, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.40 per share.

On May 8, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.40 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 we had total assets of $124,865 consisting of $7,730 in cash and $117,134 in prepaid expenses. Also at March 31, 2016 we had liabilities totaling $386,699 of which $123,622 was accrued expenses payable, $260,000 was convertible notes payable, and $3,077 was accrued interest payable. We had an accumulated deficit of $262,193. Our increase in liabilities from $81,733 at December 31, 2015 to $386,699 at March 31, 2016 was largely the result of two factors: Consulting expenses related to our marketing efforts, and debts incurred to investors participating in our private placement of convertible promissory notes.

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

Comparison of the three months ended March 31, 2016 and March 31, 2015

Revenue

For the three month period ended March 31, 2016 and for the same period in 2015 we had no revenues

Operating Expenses

For the three month period ended March 31, 2016 our expenses totaled $178,390. These consisted of professional consulting fees which were chiefly related to the marketing of our products of $105,900; marketing and advertising expenses$8,713; legal and accounting fees of $30,353; and general and administrative expenses of $33,424. During the same period in 2015 we had no expenses.

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

Date: May 23, 2016

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