Form 10-Q/A
period 2016-03-31
ZEC, Inc.
filed 2016-05-26
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment Number 2

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

Explanatory Note

The purpose of this Amendment No. 2 on Form 10–Q/A2 to ZEC, Inc.’s quarterly report on Form 10–Q/A for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 23, 2016 (the “Form 10–Q/A”), is solely to furnish this Explanatory Note which was omitted from the 10-Q/A as filed on May 23, 2016. No other changes have been made to the 10-Q/A.

The purpose of Amendment No. 1 on Form 10–Q/A1 to the Company’s quarterly report on Form 10–Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 20, 2016 (the “Form 10–Q”), was to correct certain numbers appearing  in Management's Discussion And Analysis Of Financial Condition And Results Of Operations and in the Footnotes to our Financial Statements for the three month period ended March 31, 2016. Some numbers from a previous draft of these documents had been inadvertently included in the final version of the original Form 10-Q. The numbers presented in our Financial Statements remain unchanged.

No other changes have been made to the Form 10–Q.  This Amendment No. 2 speaks as of the original filing date of the Form 10–Q and does not reflect events that may have occurred subsequent to the original filing date. This Amended Report restates only those portions of the Original 10-Q affected by the above noted changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Comparison of the three months ended March 31, 2016 and March 31, 2015

Revenue

For the three month period ended March 31, 2016 and for the same period in 2015 we had no revenues

Operating Expenses

For the three month period ended March 31, 2016 our expenses totaled $178,390. These consisted of professional consulting fees which were chiefly related to the marketing of our products of $105,900; travel and tradeshow expenses related to the marketing of our products of $24,328; legal and accounting fees of $30,353; and general and administrative expenses of $17,809. During the same period in 2015 we had no expenses.

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

Date: May 26, 2016

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