Form 10-Q
period 2016-06-30
ZEC, Inc.
filed 2016-08-22
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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

Yes  /  /        No  /X/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 16, 2016 was 4,080,000.

ITEM 1.  FINANCIAL STATEMENTS

ZEC, INC.
BALANCE SHEETS

ASSETS	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	21,096	127
Accounts receivable	5,478	1,355
Inventories	13,490	-
Prepaid expense	2,500	-
Prepaid licenses investment	15,611	-
Total Current Assets	58,175	1,482

Intangible asset, net	277,548	-
Total Assets	335,723	1,482

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	195,234	37,500
Accrued interest payable	16,782	-
Due to CBI Polymers	-	44,233
Convertible notes	670,000	-
Total Current Liabilities	882,016	81,733

Total Liabilities	882,016	81,733

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 3,580,000 shares issued and outstanding
as of December 31, 2015 and 4,080,000 issued and
outstanding as of June 30, 2016.	408	358
Additional paid-in capital	-	-
Accumulated deficit	(546,701)	(80,609)
Total stockholders' equity (deficit)	(546,293)	(80,251)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	335,723	1,482

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Month Ended June 30,
	2016	2015	2016	2015

Revenue	5,478	-	5,478
Cost of Goods Sold	444	-	444

Gross Profit	5,034	-	5,034

Operating Expenses
Amortization Expense	52,502		52,502
Consulting Expenses	102,450	-	208,350	-
Professional Expenses	35,220	-	65,573	-
Advertising and Marketing Expenses	4,692	-	13,405	-
General & Administrative Expenses	80,975	-	114,399	-

Total Operating Expenses	275,839	-	454,229

Loss from Operation	(270,805)	-	(449,195)	-

Other Income and (Loss)
Interest Income	2	-	2
Interest Expenses	(13,705)	-	(16,899)	-

Total Other Income and (Loss)	(13,703)	-	(16,897)

Net Income (loss)	$ (284,508)	-	$ (466,092)	-

Basic and Diluted Earnings Income (Loss) per Share	$ (0.072)	-	(0.124)	-

Weighted average shares - basic and diluted	3,964,615	1,580,000	3,772,308	1,580,000

The accompanying footnotes are an integral part of these financial statements

ZEC, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Cash Flows from Operating Activities
Net Loss	$ (466,092)	$ -

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization expense	52,502
Change in current assets and current liabilities
Accounts Receivable	(4,123)	-
Inventory Increase	(13,490)
Prepaid Expenses	(2,500)	-
Accounts Payable & Accrued Expenses	157,734
Accrued Interest Payable	16,782	-

Net cash used in operating activities	(259,187)	-

Cash Flows from Investing Activities
Prepaid liceses investment	(15,611)	-
Purchase of intangible assets	(330,000)
Total cash (used) in investing activities	(345,611)	-

Cash Flows from Financing Activities
Payment Due to CBI Polymers	(44,233)
Proceeds from Convertible Note Issuance	670,000

Net Cash Provided by Financing Activities	625,767	-

Net change in cash & cash equivalents	20,969

Cash at beginning of period	127	-

Cash at end of period	$ 21,096	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	0	-

 The accompanying footnotes are an integral part of these financial statements

 ZEC, INC.

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

ZEC, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). On September 17, 2015, the Company became a sales representative for CBI Polymers, Inc. On April 13, 2016, the Company and CBI Polymers, Inc. entered into a new sales representative agreement. Under the new agreement the Company is the exclusive, worldwide sales, marketing and distribution representative for CBI Polymers’ line of specialty chemicals. The agreement is for a term of two years and may be extended for another 18 years. On April 21, 2016, the Company entered into a Sole Manufacturing and Fulfillment Contract, with KT Chemicals, Inc. representing their odor elimination products. The agreement is for a term of five years and may be extended

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited balance sheet of the Company as of June 30, 2016, and the related balance sheet of the Company as of December 31, 2015, which is derived from the Company’s audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2016 are included in this document. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K that was filed on March 18, 2016.

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

Codification topic 825, “Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 approximate their respective fair values because of the short-term nature of these instruments.

e. CASH and CASH EQUIVALENT

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered  to be cash equivalents.  The Company had cash equivalents $21,096 as of June 30, 2016.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2016, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

i. INTANGIBLE ASSETS – LICENSES

Our License with CBI Polymers, Inc., requires monthly payments during the term of the License to maintain the License.  The payment is $25,000 per months for 24 months and $10,000 per month during the term for all rights related to future products and services not yet under development of the date of agreements. The payments are being capitalized as paid and will be amortized over the term of license agreement. The term of agreement is two years and shall be automatically renewable for nine additional term of two years.

Our license with KT Chemicals is for a term of 5 years and requires an initial payment of $500,000 or $600,000 depending on the date of payment. Upon payment of that fee the Company will recognize the license as an asset and depreciate it using the straight-line method over its 5 year life.

j. INCOME TAXES

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

k. PRCENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2016, the Company did not have significant cash or other material assets, nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of June 30, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of June 30, 2016, there were a total of 4,080,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014,  pursuant  to the Chapter 11 Plan of  Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Pacific Shores Development, Inc. ("PSD"). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the distribution of warrants to purchase 2,500,000 common shares in the Company to all administrative creditors of PSD, with these creditors to receive warrants to purchase five (5) common shares in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received an aggregate of 2,500,000 warrants consisting of 500,000 "A  Warrants" each  convertible into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common stock at an exercise price of $5.00;  500,000  "C  Warrants"  each convertible into one share of common stock at an  exercise price of  $6.00; 500,000 "D  Warrants"  each  convertible into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible into one share of common stock at an exercise price of $8.00.  All warrants are exercisable at any time prior to August 30, 2017. As of the date of this report, no warrants have been exercised.

Also on March 6, 2014, the Company issued a total of 1,000,000 common shares for services at par value, $0.0001 per share for total value of $100. On September 16, 2015, the Company issued a total of 2,000,000 common shares for services at par value, $0.0001 per share for a total value of $200. On April 21, 2016, the Company issued a total of 500,000 common shares as partial consideration under the terms of its contract with KT Chemicals, Inc. The shares were valued at par value of $0.0001 per share for a total value of $50.

As a result of these issuances there were a total 4,080,000 common shares issued and outstanding, and warrants to acquire 2,500,000 common shares issued and outstanding, at June 30, 2016.

PREFERRED STOCK: As of June 30, 2016 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  LOAN FROM CBI POLYMERS, INC.

During 2015 CBI Polymers, Inc. (CBIP) loaned the Company a total of $44,233. At June 30, 2016 and December 31, 2015 the loan to ZEC consisted of the following:

	June 30, 2016	December 31, 2015
Balance at Beginning of the Period	$ 44,233	$ 0
Funds advanced from CBIP	0	44,233
Repayments	(44,233)	0
Balance at End of the Period	$ 0	$ 44,233

These loans were non-interest bearing.

NOTE 7. PREPAID LICENSES INVESTMENT

During the six months ended June 30, 2016 the Company advanced CBI Polymers, Inc. (CBIP) a total of $15,612. This advance was accounted for as a prepayment of funds due from ZEC to CBIP under ZEC’s exclusive marketing, sales and distribution agreement. This agreement requires monthly payments to CBIP of $35,000.  At June 30, 2016 and December 31, 2015 the prepayment to CBIP consisted of the following:

	March 31, 2016	December 31, 2015
Balance at Beginning of the Period	$ 0	$ 0
Add: Fund advance to CBIP	120,612	0
Less: License payment	(105,000)	0

Balance at End of the Period	$ 15,612	$ 0

NOTE 8. INTANGIBLE ASSETS, NET

On April 13, 2016 the Company entered into a license agreement with CBI Polymers, Inc. (CBIP) which grants the Company exclusive world-wide marketing, sales and distribution rights to DeconGel, PrestorPro and all future products developed and/or acquired by CBIP. The agreement is for a term of two years and is renewable. ZEC has agreed to pre-pay consideration in cash or other consideration equal to $25,000 per month for the first two years of the Agreement for all rights related to existing products and has agreed to pay currently in cash or other consideration equal to $10,000 per month for all rights related to future products and services, and has agreed to pay a royalty of 10% based on gross sales at the distribution price to CBIP. As of June 30, 2016 the Company has recognized an asset of $105,000 for this license agreement and has amortized by $29,167, leaving an asset balance of $75,833.

On April 21, 2016 the Company entered into a license agreement with KT Chemicals, Inc. (KT) which gives the Company the right to market, sell and distribute, throughout the United States and its territories, an odor eliminating chemical manufactured by KT under the trade names WZ and PurSent. The agreement is for a term of five years and is renewable. The agreement required ZEC to issue 500,000 shares of its common stock to KT and to pay KT cash consideration of either $500,000, if paid by August 31, 2016, or $600,000. if paid by November 30, 2016. As of June 30, 2016 the Company has booked KT a total of $225,000 for this license agreement and has amortized by $23,335, leaving an asset balance of $201,715.

June 30, 2016
License-CBI Polymers, net	75,833
License-KT Chemicals, net	201,715
Total	277,548

NOTE 9. RELATED PARTY TRANSACTIONS

On March 6, 2014, the Company issued a total of 1,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to officers and advisors of the Company and to persons who were already shareholders as a result of the bankruptcy (see Note 4 above). On September 16, 2015, the Company issued a total of 2,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to an officer of the Company and to an advisor to the Company. On April 21, 2016, the Company issued a total of 500,000 shares of common stock to KT Chemicals, Inc. in partial fulfillment of the agreement between the Company and KT Chemicals, Inc. entered on that date.

Our CEO has been employed by the Company with monthly compensation salary of $12,500 per month since October 1, 2015, but has agreed that he will only accept payment when the Company’s cash position permits. As of June 30, 2016, he had submitted invoices totaling $112,500, and he had been paid a total of $43,750. As a result, he was owed $68,750 at June 30, 2016.

Albert Pleus, a shareholder who owns approximately 12% of the Company’s issued and outstanding stock, is also a consultant to the Company. He provided consulting service for the Company during the six months ending June 30, 2016 in the amount of $60,000. As of June 30, 2016, $20,000 is unpaid.

KT Chemicals, Inc. (KT) owns approximately 12% of ZEC’s issued and outstanding stock. The Company subleases a facility from KT of approximately 1,900 square feet in Richardson, Texas, paying rent of $2,612.50 per month. ZEC markets and distributes one of KT’s chemical products, an odor absorber. The current sublease commenced on June 1, 2016, and will terminate on May 31, 2017.  The facility is believed to be adequate for the Company’s needs for at least the term of the sublease.

The Company also has an agreement with KT under which KT provides administrative services to the Company and also provides technical support for the chemical products sold by the Company. The Company pays KT $7,000 per month for these services. In addition, KT is the manufacturer of the odor absorbent which ZEC sells under a license agreement with KT. (See Note 8 above) The Company is obligated to pay KT a license fee of either $500,000 or $600,000 depending on the date of payment and is further obligated to meet a minimum sales commitment of $20,000 per month through March 2017.

NOTE 10.  COVERTIBLE NOTES

On January 25, 2016 the Company commenced an offering of convertible promissory notes to investors under the exemption from registration provided by Regulation D, Rule 506(b).

On January 25, 2016, the Company issued a convertible note in the amount of $75,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $75,000 and accrued interest is $4,093.

On January 25, 2016, the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $50,000 and accrued interest is $2,104.

On February, 2016, the Company issued a convertible note in the amount of $30,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at

$0.30 per share. As of June 30, 2016, the unpaid principal balance is $30,000 and accrued interest is $1,184.

On March 16, 2016 the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, is due on June 30, 2016, and is convertible into common shares at the rate of $0.30 per share. As of March 31, 2016, the unpaid principle balance is $25,000 and accrued interest is $823.

On March 16, 2016, the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $50,000 and accrued interest is $1,726.

On March 27, 2016, the Company issued a convertible note in the amount of $30,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $30,000 and accrued interest is $927.

On April 4, 2016, the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $50,000 and accrued interest is $1,266.

On April 4, 2016, the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $50,000 and accrued interest is $1,069.

On April 14, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $25,000 and accrued interest is $624.

On April 14, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.30 per share. As of June 30, 2016, the unpaid principal balance is $25,000 and accrued interest is $633.

On April 28, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.40 per share. As of June 30, 2016, the unpaid principal balance is $25,000 and accrued interest is $509.

On May 2, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at

$0.40 per share. As of June 30, 2016, the unpaid principal balance is $25,000 and accrued interest is $485.

On May 8, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.40 per share. As of June 30, 2016, the unpaid principal balance is $25,000 and accrued interest is $427.

On June 2, 2016, the Company issued a convertible note in the amount of $100,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.40 per share. As of June 30, 2016, the unpaid principal balance is $100,000 and accrued interest is $690.

On June 13, 2016, the Company issued a convertible note in the amount of $10,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.40 per share. As of June 30, 2016, the unpaid principal balance is $10,000 and accrued interest is $49.

On June 10, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.40 per share. As of June 30, 2016, the unpaid principal balance is $25,000 and accrued interest is $74.

On June 21, 2016, the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, was set to mature on June 30, 2016, but has been extended by the Company per the terms of the notes to December 31, 2016, and is convertible into common stock at $0.40 per share. As of June 30, 2016, the unpaid principal balance is $50,000 and accrued interest is $99.

As of June 30, 2016, the Company had a total indebtedness from issuance of these notes of $670,000 and total accrued interest is $16,782.

NOTE 11. WARRANTS

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

NOTE 12. COMMITMENT AND CONTIGENTCY

On June 1, 2016, the Company signed a sublease agreement with a third party for office space. The term of the Sublease began on June 1, 2016 and will terminate on May 31, 2017 and requires monthly rental payments of $2,612.  At June 30, 2016 there were eleven months remaining on the Sublease for a remaining contingency liability of $28,738 for the duration of the Sublease.

Under the Company’s license with CBI Polymers the Company must pay $35,000 per month through March 2018. Its obligation during the next 12 months is thus $420,000.

Under the Company’s license with KT Chemicals, license total payment is either $500,000 or $600,000 depending on the date of payment must make. As of June 30, 2016, the Company has obligation $350,000or $450,000 payment to KT if paid before August 31, 2016, or after.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Notes to Investors.

On July 9, 2016, the Company issued a convertible note in the amount of $10,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, and is convertible into common stock at $0.40 per share.

On July 25, 2016, the Company issued a convertible note in the amount of $20,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, and is convertible into common stock at $0.40 per share.

On August 2, 2016, the Company issued a convertible note in the amount of $10,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, and is convertible into common stock at $0.40 per share.

On July 27, 2016, the Company issued a convertible note in the amount of $25,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, and is convertible into common stock at $0.40 per share.

On August 8, 2016, the Company issued a convertible note in the amount of $10,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, and is convertible into common stock at $0.40 per share.

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

Our sole manufacturing and fulfillment agreement with KT Chemicals, Inc. (“KT”), gives us the right to market, sell and distribute, throughout the United States and its territories, an odor eliminating chemical manufactured by KT under the trade names WZ and PurSent. Unlike many products which are essentially perfumes designed to mask unpleasant odors, WZ/PurSent has been found effective in the elimination of odors such as tobacco smoke, pet odors, and food and cooking odors including garbage odors from restaurants, apartment and office buildings, hotels, automobiles, and similar spaces.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had total assets of $335,723 and at December 31, 2015, our last year end, we had total assets of $1,482. Our current assets at June 30, 2016, included $21,096 in cash, $5,478 in receivables, $13,490 in inventory, $2,500 in prepaid expense and $15,611 in prepaid license investment. Our intangible assets consisted of $277,548 in licenses to sell the chemical products we represent. Our current assets at December 31, 2015 consisted of $127 in cash and $1,355 in receivables. Also at June 30, 2016, we had liabilities totaling $882,016 including $195,234 in accounts payable and accrued expenses, $16,782 in accrued interest and $670,000 in convertible notes. At June 30, we had an accumulated deficit of $546,701, and at December 31, 2015, we had an accumulated deficit of $80,609. Our increase in liabilities from $81,733 at December 31, 2016 to $882,016 at June 30, 2016 was largely the result of two factors: Personnel expenses related to our sales and marketing efforts, and debts incurred to investors participating in our private placement of convertible promissory notes.

RESULTS OF OPERATIONS

The Company has realized only minor revenues from sales of products during the past year. Revenues from sales during the quarter ended June 30, 2016, were $5,478  and sales of $2,495 during the year ended December 31, 2015. During that quarter ended June 30, the Company concentrated its efforts on (a) testing and marketing of its products; (b) conclusion of contracts with CBI Polymers and KT

Chemicals (new agreements with both of these manufacturers were executed in April, 2016); and (c) discussions with private placement investors. Our marketing efforts are now beginning to result in sales, though smaller than those we hope to achieve in the future.

Comparison of the three and six monthes periods ended June 30, 2016 and June 30, 2015

Revenue

For the three month period ended June 30, 2016, we had sales of $5,478, and for the same period in 2015 we had no revenues. For the six month period ended June 30, 2016, our sales were also $5,478, and for the same period in 2015 we had no revenues.

Operating Expenses

For the three month period ended June 30, 2016, our operating expenses totaled $275,839 and for the six month period ended June 30, 2016, our operating expenses totaled $454,229. These consisted of amortization expenses of $52,502 for both the three and six month periods, professional consulting fees which were chiefly related to the marketing of our products of $102,450 for the three month period and $208,350 for the six month period; professional expenses of $35,220 for the three month period and $65,573 for the six month period; travel, advertizing and marketing expenses related to the marketing and sale of our products of $4,692 for the three month period and $13,405 for the six month period; and general and administrative expenses of $80,975 for the three month period and $114,399 for the six month period. During the same periods in 2015 we had no expenses.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and other material assets and minimal revenues from operations during the three months and six months periods ended June 30, 2016. It is relying on loans from investors to meet its operating expenses.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in our Form 10-K filed on March 17, 2016, and our Form 10-Q filed on May 26, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2015 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2016, the Company issued 500,000 shares of its common stock to KT Chemicals as partial consideration for the license to be the exclusive U.S. sales representative for KT Chemicals’ odor elimination products.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Statement of Operations for the three months and six months ended June 30, 2016 and 2015, (iii) Statement of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2016

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