Form 10-Q
period 2016-09-30
ZEC, Inc.
filed 2016-11-21
CIK 1660156

10-Q 1 zecq2_10q.htm ZEC FORM 10Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

COMMISSION FILE NUMBER: 000-55554

ZEC, INC.

(Exact name of registrant as specified in its charter)

            Delaware                                                                                                         47-5048026

________________________                                                                     ___________________

(State or other jurisdiction of                                                                                 (I.R.S. Employer

 incorporation or organization)                                                                              Identification No.)

1002 North Central Expressway, Suite 495

Richardson, TX 75080

Tel:  (214) 676-5475

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

Yes  /  /        No  /X/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 18, 2016, was 6,817,393.

ITEM 1.  FINANCIAL STATEMENTS

ZEC, INC.
INTERIM CONDENSED BALANCE SHEETS

ASSETS	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	20,855	127
Accounts receivable	-	1,355
Inventory	7,684	-
Prepaid expenses	10,000	-
Employee Advance	5,803	-
Total Current Assets	44,342	1,482

OTHER ASSETS
Licenses, net	3,477,081	-
Total Other Assets	3,479,998	-

TOTAL ASSETS	3,521,423	1,482

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	130,884	37,500
Due to CBI Polymers	891,329	44,233
Due to KT Chemicals	337,500	-
Total Current Liabilities	1,359,713	81,733

LONG TERM LIABILITIES
Due to CBI Polymers	2,070,000

TOTAL LIABILITIES	3,429,713	81,733

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,580,000 shares issued and outstanding shares as of December 31, 2015, and 6,817,393 issued and outstanding
as of September 30, 2016.	682	358
Additional paid-in capital	1,049,773	-
Accumulated deficit	(958,745)	(80,609)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	91,710	(80,251)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	3,521,423	1,482

ZEC, INC.
INTERIM CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	For the period from March 6, 2014 (inception) to September 30, 2016

Revenue	20,936	960	26,414	960	28,909
Cost of Goods Sold	1,892	-	4,850		4,850

Gross Profit	19,044	960	21,564	960	24,059

Operating Expenses
Consulting	101,070	-	309,920	-	372,620
Professional	63,000	200	116,254	200	121,812
Advertising and Marketing	45,039	-	58,444	-	58,444
Amortization	70,417	-	122,919	-	122,919
General & Administrative	125,784	-	252,002	-	266,848

Total Operating Expenses	405,310	200	859,539	200	942,643

Other Income and (Loss)
Interest Income	1	-	3		3
Interest Expenses	(23,265)	-	(40,164)	-	(40,164)

Total Other Income and (Loss)	(23,264)	-	(40,161)	-	(40,161)

Net Income (loss)	$ (409,530)	$ 760	$ (876,136)	$ 760	$ (958,745)

Basic and Diluted Earnings Income (Loss) per Share	$ (0.100)	0	(0.226)	0

Weighted average shares - basic and diluted	4,080,000	1,580,000	3,875,620	1,580,000

ZEC, INC.
INTERIM CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	For the period from March 6, 2014 (inception) to September 30, 2016

Cash Flows from Operating Activities
Net Loss	$ (878,136)	$ 760	$ (958,745)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	122,919	-	122,919
Change in current assets and current liabilities
Accounts Receivable	1,355	(960)	-
Inventory	(7,684)	-	(7,684)
Employee Advance	(5,803)	-	(5,803)
Prepaid Expenses	(10,000)	-	(10,000)
Payable to CBI Polymers	(80,305)	8,000	(35,916)
Accounts Payable & Accrued Expenses	130,883		168,384

Net cash used in operating activities	(726,771)	7,800	(726,845)

Cash Flows from Investing Activities
Investing activities	-	-	-
Total cash (used) in investing activities	-	-	-

Cash Flows from Financing Activities
Payments to CBI Polymers + KT Chemicals	(262,500)		(262,500)
Increase in share capital	-	200	200
Proceeds from Convertible Note Issuance	1,010,000	-	1,010,000

Net Cash Provided by Financing Activities	747,500	200	747,700

Net change in cash & cash equivalents	20,729	8,000	20,855

Cash at beginning of period	127	-	-

Cash at end of period	$ 20,855	$ 8,000	$ 20,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	-	-	-
Income Taxes	-	-	-

NON CASH INVESTING & FINANCING ACTIVITIES
Conversion of notes and accrued interest to Capital	$ 1,050,047	-	$ 1,050,047
Acquisition of licenses under long term financing agreements	$ 3,600,000	-	$ 3,600,000

 The accompanying footnotes are an integral part of these financial statements

 ZEC, INC.

Notes to Interim Condensed Financial Statements

September 30, 2016

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

ZEC, Inc. (“Company" or “Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). On September 17, 2015, the Company became a sales representative for CBI Polymers, Inc. (“CBIP”). On April 13, 2016, the Company and CBIP entered into a new sales representative agreement. Under the new agreement the Company is the exclusive, worldwide sales, marketing and distribution representative for CBIP’s line of specialty chemicals. The agreement is for a term of two years and may be extended for another 18 years. On April 21, 2016, the Company entered into a Sole Manufacturing and Fulfillment Contract, with KT Chemicals, Inc. representing their odor elimination products. The agreement is for a term of five years and may be extended.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in United States dollars and have been prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder’s equity in conformity with US GAAP.  In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited interim condensed balance sheet of the Company as of September 30, 2016, and the related condensed audited balance sheet of the Company as of December 31, 2015, which are derived from the Company’s audited financial statements, the unaudited condensed statement of operations and cash flows for the nine months ended September 30, 2016, are included in this document. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K as of and for the year end that was filed on March 18, 2016.

Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

Codification topic 825, “Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of September 30, 2016, and December 31, 2015, approximate their respective fair values because of the short-term nature of these instruments.

e. CASH and CASH EQUIVALENT

For the interim condensed Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had cash equivalents $20,855 as of September 30, 2016.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2016, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

h. SHARE-BASED COMPENSATION

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share based costs in the period incurred. The Company has not adopted a stock option plan or completed a share-based transaction for the three months ended September 30, 2016; accordingly, no stock-based compensation has been recorded to date.

i. INTANGIBLE ASSETS – LICENSES

Our License agreement with CBI Polymers, Inc. (“CBIP”) requires monthly payments during the term of the License. The payment is $25,000 per month for 24 months for all existing products and services and $10,000 per month during the term for all rights related to future products and services not yet under development as of the date of the agreement. The Company has agreed to pre-pay 24 months for existing products and services. The Company has also agreed to pay CBIP a percentage of CBIP product-related revenue. The term of agreement is two years and shall be automatically renewable for nine additional terms of two years. The Company fully expects that the agreement will be renewed for all of the automatic extension periods. Therefore, the Company has capitalized the expected payments over the life of the agreement and has recognized the related payment obligation. The Company will amortize the asset using the straight line method over its 20 year life.

Our License agreement with KT Chemicals, Inc. (“KT”) is for a term of 5 years and requires payments totaling $600,000 in installments. The Company has also agreed to pay KT a percentage of KT product related revenue and 500,000 shares of the Company’s common stock.  Therefore, the Company has capitalized the expected payments over the life of the agreement, and has recognized the related payment obligation. The Company will amortize the asset using the straight-line method over its 5 year life.

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

k. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2016, the Company did not have significant cash or other material assets, nor did it have a source of operating revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s CEO has committed to advancing certain operating costs of the Company.

While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to secure additional financing, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of September 30, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of September 30, 2016, there were a total of 6,817,393 common shares issued and outstanding.

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

The Court also ordered the distribution of warrants to purchase 2,500,000 common shares in the Company to all administrative creditors of PSD, with these creditors to receive warrants to purchase five (5) common shares in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received an aggregate of 2,500,000 warrants consisting of 500,000 "A Warrants" each convertible into one share of common stock at an exercise price of $4.00; 500,000 "B Warrants" each convertible into one share of common stock at an exercise price of $5.00; 500,000 "C  Warrants" each convertible into one share of common stock at an exercise price of $6.00; 500,000 "D  Warrants"  each  convertible into one share of common stock at an exercise price of $7.00; and, 500,000 "E Warrants" each convertible into one share of common stock at an exercise price of $8.00.  All warrants are exercisable at any time prior to August 30, 2017. As of the date of this report, no warrants have been exercised.

Also, on March 6, 2014, the Company issued a total of 1,000,000 common shares for services at par value, $0.0001 per share for total value of $100. On September 16, 2015, the Company issued a total of 2,000,000 common shares for services at par value, $0.0001 per share for a total value of $200. On April 21, 2016, the Company issued a total of 500,000 common shares as partial consideration under the terms of its contract with KT Chemicals, Inc. The shares were valued at par value of $0.0001 per share for a total value of $50.  Since the Company’s operations and assets were minimal at the time of issuance, the Company used a value equal to the greater of book value or par value. Management believes the values attributed to these issuances represent fair market value. On September 30, 2016, the Company issued a total of 2,737,393 common shares upon conversion of convertible notes per their terms with a value, including accrued interest of $40,047, of $1,050,047.

As a result of these issuances, there were a total 6,817,393 common shares issued and outstanding, and warrants to acquire 2,500,000 common shares issued and outstanding, at September 30, 2016.

PREFERRED STOCK: As of September 30, 2016, no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had limited revenues with no net profits and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6. INTANGIBLE ASSETS, NET

On April 13, 2016, the Company entered into a license agreement with CBI Polymers, Inc. (CBIP) which grants the Company exclusive world-wide marketing, sales and distribution rights to DeconGel, PrestorPro and all future products developed and/or acquired by CBIP. The agreement is for a term of two years and is renewable. The Company has agreed to pre-pay in cash or other consideration payments equal to $25,000 per month for the first two years of the agreement for all rights related to existing products and has agreed to pay in cash or other consideration equal to $10,000 per month for all rights related to future products and services.  The Company has also agreed to pay a royalty of 10% based on gross sales at the distribution price to CBIP. As of September 30, 2016, the Company has recognized an asset of $3,000,000 for this license agreement and has amortized $69,584 leaving an asset balance of $2,930,416.

On April 21, 2016 the Company entered into a license agreement with KT Chemicals, Inc. (KT) which gives the Company the right to market, sell and distribute, throughout the United States and its territories, an odor eliminating chemical manufactured by KT under the trade name of PurSent. The agreement is for a term of five years and is renewable. The agreement required ZEC to issue 500,000 shares of its common stock to KT and to pay KT cash of $600,000 in installments.  As of September 30, 2016, the Company has recognized an asset of $600,000 for this license agreement and has amortized $53,335, leaving a net balance of $546,665.

September 30, 2016
License-CBI Polymers, Inc., net	$2,930,416
License-KT Chemicals, Inc., net	$546,665
Total	$3,477,081

NOTE 7. RELATED PARTY TRANSACTIONS

On March 6, 2014, the Company issued a total of 1,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to officers and advisors of the Company and to persons who were already shareholders as a result of the bankruptcy (see Note 4 above). On September 16, 2015, the Company issued a total of

2,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to an officer of the Company and to an advisor to the Company. On April 21, 2016, the Company issued a total of 500,000 shares of common stock to KT Chemicals, Inc. (“KT”) in partial fulfillment of the agreement between the Company and KT entered on that date.

Our CEO, who owns approximately 22% of the Company’s issued and outstanding stock, has been engaged by the Company since October 1, 2015. His compensation rate is $12,500 per month, but he has agreed to accept payment only when the Company’s cash position permits. As of September 30, 2016, the CEO was current.

KT Chemicals, Inc. (KT), which owns approximately 7% of the Company’s issued and outstanding stock and has a license agreement with the Company, provides administrative and technical support for chemical products sold by the Company for $7,000 per month. KT also sublets a facility to the Company of approximately 1,900 square feet in Richardson, Texas, for rent of $2,612.50 per month. The current sublease commenced on June 1, 2016, and will terminate on May 31, 2017. The facility is believed to be adequate for the Company’s needs for at least the term of the sublease.

Albert Pleus, who owns approximately 7% of the Company’s issued and outstanding stock, is a consultant to the Company. He provides strategic advisory services for the Company. As of September 30, 2016, he was owed $50,000.

NOTE 8.  COVERTIBLE NOTES

On January 25, 2016, the Company commenced an offering of convertible promissory notes to investors under the exemption from registration provided by Regulation D, Rule 506(b).

As of September 30, 2016, all of the issued and outstanding convertible promissory notes were converted into shares of the Company’s common stock per the terms of the notes. At the time of conversion of the notes, they had a cumulative value of $1,050,047, including $40,047 in accrued interest and converted into 2,737,393 shares of the Company’s common stock.

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

NOTE 10. COMMITMENT AND CONTIGENCY

On June 1, 2016, the Company signed a sublease agreement for office space. The term of the Sublease began on June 1, 2016, and will terminate on May 31, 2017, and requires monthly rental payments of $2,612.  At September 30, 2016, there were eight months remaining on the Sublease for a remaining contingency liability of $20,902 for the duration of the Sublease.

NOTE 11.  LICENSE AGREEMENTS

Under the Company’s license with CBI Polymers, Inc. the Company must pay $35,000 per month through March 2018. Its obligation during the next 12 months is $420,000 of which $171,329 remains unpaid at September 30, 2016.

Under the Company’s license with KT Chemicals, Inc. (“KT”), total payments of $600,000 were due in installments. As of September 30, 2016, the Company has a remaining obligation of $337,500 to KT, of which $187,500 remains unpaid at September 30, 2016.

NOTE 12. SUBSEQUENT EVENTS

Issuance of Notes to Investors.

On October 5, 2016, the Company issued a convertible note in the amount of $100,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, is extendable to June 30, 2017, and is convertible into common stock at $1.25 per share.

On October 18, 2016, the Company issued a convertible note in the amount of $50,000. The note bears interest at the rate of 12% per annum, will mature on December 31, 2016, is extendable to June 30, 2017, and is convertible into common stock at $1.25 per share.

On November 14, 2016, the Company issued convertible notes, in the amount of $40,000. The notes bear interest at the rate of 12% per annum, will mature on December 31, 2016, are extendable to June 30, 2017, and are convertible into common stock at $1.25 per share.

Appointments to Advisory Board

On October 17, 2016, the Company entered into Advisory Board agreements with two strategic business advisors. The Company has agreed to issue 50,000 shares of the Company’s common stock, which will vest over a period of two years, to each advisor upon the Company’s completion of setting up its Stock Option Plan.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015.

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

BUSINESS AND PLAN OF OPERATION

ZEC, Inc. (“ZEC” or the “Company”) is engaged in the business of selling specialty chemicals for use in a wide range of applications. The Company currently operates strictly as a licensing and sales representative company, with limited responsibility for developing, manufacturing, stocking or shipping products or for invoicing and collections. We have exclusive  agreements with two chemical companies.

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

Our sole manufacturing and fulfillment agreement with KT Chemicals, Inc. (“KT”), gives us the right to market, sell and distribute, throughout the United States and its territories, an odor eliminating chemical manufactured by KT under the trade name PurSent. Unlike many products which are essentially perfumes designed to mask unpleasant odors/PurSent has been found effective in the elimination of odors such as tobacco smoke, pet odors, and food and cooking odors including garbage odors from restaurants, apartment and office buildings, hotels, automobiles, and similar spaces.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had total assets of $3,521,423, and at December 31, 2015, our last year end, we had total assets of $1,482. Our current assets at September 30, 2016, included $20,855 in cash, $0 in receivables, $7,684 in inventory, $10,000 in prepaid expense, $5,803 in employee advances. Our intangible assets consisted of $3,477,081 in licenses to sell the chemical products we represent. Our current assets at December 31, 2015, consisted of $127 in cash and $1,355 in receivables. Also at September 30, 2016, we had liabilities totaling $3,429,713 including $130,884 in accounts payable and accrued expenses, $0 in accrued interest and $0 in convertible notes. At September 30, 2016, we had an accumulated deficit of $(958,745), and at December 31, 2015, we had an accumulated deficit of $(80,609). Our increase in liabilities from $81,733 at December 31, 2015 to $3,429,713 at September 30, 2016, was largely the result of purchasing licenses to sell the products of KT Chemicals, Inc. and CBI Polymers, Inc. and for personnel and professional expenses related to our sales, marketing and operating efforts.

RESULTS OF OPERATIONS

The Company has realized only modest revenues from sales of products during the past year. Sales during the quarter ended September 30, 2016, were $20,936 and sales during the quarter ended September 30, 2015, were $960. During the quarter ended September 30 2016, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Comparison of the three and nine month periods ended September 30, 2016 and September 30, 2015.

Revenue

For the three month period ended September 30, 2016, we had revenues of $20,936, and for the same period in 2015, we had $960. For the nine month period ended September 30, 2016, our revenues were  $26,414, and for the same period in 2015 we had $960.

Operating Expenses

For the three month period ended September 30, 2016, our operating expenses totaled $405,310 and for the nine month period ended September 30, 2016, our operating expenses totaled $859,539. These consisted of professional consulting fees which were chiefly related to the marketing of our products of $101,070 for the three month period and $309,920 for the nine month period; professional expenses of $63,000 for the three month period and $116,254 for the nine month period; travel, advertising and marketing expenses related to the marketing and sale of our products of $45,039 for the three month period and $58,444 for the nine month period; amortization of our licenses of $70,417 for the three month period and $122,919 for the nine month period; and general and administrative expenses of $125,784 for the three month period and $266,848 for the nine month period. During the same periods in 2015, we had no expenses.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and other material assets and minimal revenues from operations during the three months and nine months periods ended September 30, 2016. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-3Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in our Form 10-K filed on March 18, 2016, and our Form 10-Q, and in the Form 10-Q filed on August 22, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2015 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2016, the Company issued 2,737,393 in exchange for the cancellation and retirement of convertible notes totaling $1,050,047.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Statement of Operations for the three months and months ended September 30, 2016 and 2015, (iii) Statement of Cash Flows for the six months ended September 30, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2016

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