Form 10-K
period 2016-12-31
ZEC, Inc.
filed 2017-04-12
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

ZEC, Inc.

(Exact name of registrant as specified in its charter)

Delaware 000-55554 47-5048026________
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1002 North Central Expressway, Suite 495, Richardson, Texas 75080

(Address of Principal Executive Offices)

214.676.5475

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $.0001 par value

EXPLANATORY NOTE:  THE FINANCIAL STATEMENTS AND THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ARE OMITTED, AND WILL BE FILED BY AMENDMENT TO THIS ANNUAL REPORT ON FORM 10-K

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [_] No [X]

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [_]    Accelerated Filer [_]    Non-Accelerated Filer [_]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [_] No [X]

As of April 5, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was $0.00 (based on lack of any trading market or posted price).

The number of shares outstanding of the registrant’s common stock as of April 5, 2017, was 7,337,393.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

ZEC, INC.

FORM 10-K

TABLE OF CONTENTS

Forward-Looking Statements
Part I
Page
Item 1.	Business.	-5-
Item 1A.	Risk Factors.	-8-
Item 1B.	Unresolved Staff Comments.	-11-
Item 2.	Properties.	-11-
Item 3.	Legal Proceedings.	-11-
Item 4.	Mine Safety Disclosures.	-11-

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	-11-
Item 6.	Selected Financial Data.	-12-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-12-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	-14-
Item 8.	Financial Statements and Supplementary Data.	-14-
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	-15-
Item 9A.	Controls and Procedures.	-15-
Item 9B.	Other Information.	-16-

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	-16-
Item 11.	Executive Compensation.	-19-
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	-20-
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	-22-
Item 14.	Principal Accounting Fees and Expenses.	-22-

Part IV
Item 15.	Exhibits, Financial Statement Schedules.	-24-
SIGNATURES		-25-

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements.” Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future plans, operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and factors (including the risks contained in the section of this Report titled “Risk Factors”) could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

ITEM 1.  BUSINESS

General

ZEC, Inc. (“ZEC” or the “Company”) was incorporated under the laws of the State of Delaware on March 26, 2014.  Its principal executive offices are located at 1002 North Central Expressway, Suite 495, in Richardson, Texas 75080.  The Company’s telephone number is 214.676.5475.  The Company does not currently have a stock symbol.

Business Overview

The Company was chartered as part of the Chapter 11 reorganization of an unrelated company, Pacific Shores Development, Inc. (“Pacific Shores”).  In order to furnish value to creditors, the plan of reorganization (which was approved by the court) provided for the spin-off of Pacific Shores’ subsidiaries as independent companies.  The plan of reorganization contains this language:  “The President of the Subsidiaries shall take all steps required or desirable in reorganizing and revitalizing the Subsidiaries, including incorporating or reincorporating them.”  Accordingly, in March 2014, the Company was newly incorporated in Delaware, and all of its common stock, plus derivative securities (warrants), were issued to creditors.

In September 2015, current management was put into place and received a significant equity position when the initial contractual arrangement with CBI Polymers, Inc. (“CBI”) was put into place, and the Company entered the specialty chemicals business.

Products and Services

Decontamination Products

ZEC, Inc. has since inception been engaged in the business of specialty chemicals, selling a variety of decontamination chemical products worldwide through an arrangement with CBI.  The current agreement with CBI, an exclusive license granted in April 2016, grants the Company the exclusive worldwide right to manufacture, contract manufacture, market, sell, and distribute or sublicense CBI’s two primary product families, as well as all future products developed and/or acquired by CBI.

The specialty chemicals sold by the Company have been used in the US, Canada, the UK, and other locations to remove radioactive materials and toxic industrial chemicals.  The Company’s family of products is also used in related applications, such as restoration of cement and other surfaces, for removal of paint and graffiti.

The products are proven, professional, military-grade, safe to use and handle, water soluble, and environmentally friendly hydrogels with a near neutral pH.  The products are tailored to meet the requirements of the

U.S. Department of Defense and the U.S. Department of Energy, and have been formally approved for use by the U.S. Department of Defense and the U.S. Navy.  The products are designed to address extreme, hard-to-clean contamination challenges.  By way of example, the products are effective against radioactive isotopes for nuclear plant decommissioning and nuclear medicine spills, and are effective against toxic industrial chemicals and materials such as mercury, PCB, acids, lead, and asbestos.

These products can save time and money in any application, as less labor is required to decontaminate an area, and less space is required to dispose of the waste (product plus contaminant).  The products are technically gels, applied in a relatively thin coat, allowed to dry, then peeled off the surface, capturing the contaminants.

The amount of material required is a function of the level of contaminates and the porosity of the surface, but on average, one gallon of one of product is typically required to decontaminate approximately 50 square feet of surface area.  The products are applied with a brush, roller, trowel, or sprayer -- all relatively simple methods which do not require highly skilled labor.  The products then encapsulate the contaminated material, which is peeled off the surface as the dried gel is peeled off.  The volume of space required for disposal is no greater than the volume occupied by the liquid gel alone, prior to application.  In contrast, many decontamination products require use of large volumes of the product, all of which must be properly handled and disposed of after the decontamination.

The Company’s products have been used successfully in a diverse array of applications, including:

o

Military Weapons and Department of Energy Decommissioning and Decontamination (D&D) sites

o

Military Chemical, Biological, Radiological, Nuclear, and Explosives (CBRNE) sites

o

Commercial nuclear power plants and nuclear powered ships

o

Nuclear medicine and research laboratory environments using radioisotopes and hazardous chemicals and substances

o

Hazardous toxic industrial chemical and toxic industrial material clean-up

Sales & Marketing Strategy, Decontamination Products

The Company has adopted a multi-pronged sales strategy which we believe will mitigate the peaks and valleys of event driven sales for this segment.

First, we hope to make a portion of sales more regular and predictable by selling to the disaster preparedness / first responder market.  Our products were featured as part of a potential decontamination readiness kit at a radiological containment, mitigation and clean-up demonstration sponsored by the Environmental Protection Agency (EPA) and the Department of Homeland Security (DHS), and we have since sold our products to a company manufacturing and selling such kits to first responders.  Inclusion of our products in preparedness kits would mean a more regular and predictable sales flow.

Second, we are working in collaboration with research and development teams at the EPA, the DHS, and the U.S. Navy to develop preferred methodologies for the use of the Company’s primary decontamination product family, DeconGelTM, for removal of surface contaminants.  The Navy has assigned a study of this product to a “Cumbersome Work Program” (CWP).  A team of Navy personnel based at Naval Operations Headquarters in Washington, DC (NAVSEA), the Office of Naval Research (ONR) in Key West, Florida, and Puget Sound Naval Base, are all testing DeconGelTM.  We provide the material for testing, and train the Navy personnel in application techniques. If these tests are successful in showing that our products offer a less cumbersome method of decontamination of Navy vessels, both in port and at sea, DeconGelTM will be approved for use and purchase by the Navy for use on vessels in certain situations.  To provide some insight into the procurement process, once a product-type has been approved, it is assigned a National Stock Number (NSN) -- which then allows Navy personnel (in fact, any Department of Defense personnel) to place orders.  To date, one of our DeconGelTM products has been assigned a National Stock Number and two are pending.

The Environment Protection Agency (EPA) and The Department of Homeland Security (DHS) conducted a series of field tests and wide-area tests of several competing radiation decontamination products at the Battelle Memorial Laboratory.  DeconGelTM was one of the products tested. Again we provided the product for testing and taught the personnel various application and use techniques. DeconGelTM received a favorable report and was approved for inclusion in the “Tool Kit” of decontamination products which the EPA and the DHS make available to states when a contamination event occurs.  It is up to the states, counties and cities to choose the products they want to use from this approved “Tool Kit” and then purchase the products from the vendor.  We also advised DHS the use of DeconGelTM to kill and capture Anthrax viruses and have received their approval for this use. We also consult routinely with the EPA on the use of DeconGelTM for the decontamination of Mercury and Lead.  Our specific contacts are the On Site Coordinators (OCS) within the EPA Regions and, as at the Battelle test, we advise them on product uses, provide them with demonstrations of the material’s effectiveness, and teach them application techniques.

While most EPA and DHS clean-up needs are event driven, some, and many at the Navy, are related to routine maintenance, and sales for such maintenance related decontamination would mean a more regular and predictable sales flow.  We hope to develop this now that we have one National Stock Number, and others pending, and “Tool Kit” approval by EPA and DHS. We expect sales to be direct to readiness kit manufacturers and to decontamination service providers because custom chemicals such as DeconGelTM do not lend themselves to being inventoried by distributors.

Future Services

We believe that in order to maximize sales of our products in the markets referenced above, it may be beneficial to expand beyond the mere sale of specialty chemicals for decontamination and enter into the decontamination service industry.  Often both government agencies and private businesses seeking decontamination of a site will contract with a company for “turnkey” decontamination services, rather than buying decontamination products and performing the work themselves.  We may attempt to enter the service business by acquiring an existing decontamination service business, by hiring personnel with experience in this area and developing a service business, or by partnering with a service business.  As of the time of this filing, no decision has been made as to whether to enter the service area and no negotiations are in progress on any service business initiative.

KT Chemicals Products

Effective February 15, 2017, the Company acquired all of the outstanding shares of KT Chemicals, Inc.  KT Chemicals is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals.  KT Chemicals’ products utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers.  Its product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control.  KT Chemicals takes pride in noting that all of the ingredients in its products are selected from the EPA’s Design for the Environment (DfE) list.  The full range of KT Chemicals’ product line is described on its website: http://www.kt-chemicals.com/index.html.

Product research and development is an ongoing and continuous process at KT Chemicals.  Consequently, some of its product variations and some of its newer products are a result of product research and feedback from its customers.

KT Chemicals anticipates acquiring additional holding tanks and application equipment based on current customer commitments, as well as expected new customers.  KT Chemicals also plans to add a new storage location (to store ready-made product) in the state of Ohio, to better serve its existing and anticipated new customers in the Midwest.

  KT Chemicals is currently in discussions with additional independent sales reps, who are commission-based, to expand its sales reach for all of its product lines.  Additionally, KT Chemicals anticipates hiring a part-time inside sales/marketing assistant and a warehouse technician, in each instance to respond to anticipate growth in demand for its products.

Intellectual Property

The decontamination family of products current sold by the Company are protected by patents and trademarks held by CBI.  Although not explicitly addressed in the Company’s 2016 license agreement with CBI, CBI has historically permitted the Company to use its trademarks for sales purposes.

The products manufactured and sold by KT Chemicals are protected by trademarks held by KT Chemicals.

Competition

We compete with a wide variety of companies in the specialty chemical sales industry and, more specifically, in the decontamination products sales industry.  These competitors range from small specialty companies to large, multinational corporations.  While the products we sell have been successful in decontaminating a variety of sites including U.S. government owned and managed facilities, other better financed and more established entities operate in this industry and may be expected to expand in the industry, thus increasing the competitive pressures we face.

ZEC considers a number of its small to medium-sized business competitors to potentially be attractive acquisition targets.

Employees

As of December 31, 2016, ZEC had 2 full-time employees.  None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Legal Proceedings

The Company is not a party to or otherwise involved in any legal proceedings, claims, or other legal matters.

Government Regulation

The products sold by the Company and its new subsidiary, KT Chemicals, are extensively regulated by federal and state authorities in the United States.  The Company believes it is in compliance with federal and state requirements in order that it may continue to sell products to its clients consistent with applicable laws and regulations.

ITEM 1A.  RISK FACTORS

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.  ZEC has a relatively limited operating history. Our limited operating history makes it difficult for investors to evaluate our business. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

We have limited revenues from operations, and substantial debt.  We have fairly recently entered into the exclusive licensing agreement with CBI, and our revenues to date from this licensing arrangement have been modest. While we anticipate that revenues will be higher, there can be no assurance that we will be able to generate sufficient sales to meet our operating expenses.

We will need additional financing to implement our business plan. The Company will need additional financing to fully implement its business plan.  There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

We may not successfully manage our growth. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace. We are highly dependent on our executive officers: our Chairman and Chief Executive Officer, E. Thomas Layton, and Karl M. Taft III, the President of KT Chemicals, Inc., a wholly-owned subsidiary. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

We may never pay dividends to our common stockholders.  The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future.  The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

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

We depend on our ability to maintain relationships with industry participants.  Our ability to maintain commercial arrangements with customers and suppliers depends on our ability to maintain close working relationships with industry participants. There can be no assurance that we will be able to maintain the strategic relationships developed by our CEO, E. Thomas Layton. Nor can there be any assurance that we will be able to establish additional necessary strategic relationships, in which case the opportunity to maintain or grow our business may be negatively affected.

The Company’s decontamination products business is largely dependent upon government spending, which is beyond the Company’s control.  The Company’s DeconGel decontamination products have been marketed chiefly to governmental agencies, primarily the Department of Defense and the Department of Energy. The Company has demonstrated its products at the Idaho, Los Alamos, and Oak Ridge National Laboratories, and the Hanford Nuclear Site as well as at various US Navy facilities.  Budgets for these facilities and the departments that operate them are set by Congress and are subject to political priorities and decisions and vary from year to year. A reduction in funding for these departments and/or for decontamination services within these departments could in turn reduce demand for our products and have a material adverse effect on our financial condition and results of operations.

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

We are dependent upon a single supplier for our decontamination products, the loss of which could have a material adverse effect on our financial condition and results of operations.  If CBI were to experience a disruption in its ability to supply the products, the disruption in our supply would have a material adverse effect on our financial condition and results of operations, even if we had developed sales relationships with other manufacturers.

Our common stock is not publicly traded; lack of liquidity.  Since the Company does not yet have a trading symbol, no established public trading market exists for our common stock.  Nor is there any assurance that our common stock will be accepted for listing on the OTC Markets or any other trading system in the future.  Therefore, investors who purchase our common stock may be unable to sell the shares.

Our common stock is classified as a “penny stock.”  Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. Once the Company’s common stock commences trading, it is likely that the Company’s common stock will be considered a penny stock for the immediately foreseeable future.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the investor, make a reasonable determination that transactions in penny stocks are suitable for that person, and make a reasonable determination that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also provide disclosure to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, broker-dealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

Accordingly, the penny stock classification will adversely affect any market liquidity for the Company’s common stock, and subjects the shares to certain risks associated with trading in penny stocks. These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and ask quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

At fiscal year-end 2016, we subleased approximately 1,900 square feet of office space located at 1002 North Central Expressway, Suite 495, Richardson, Texas 75080.  Commencing February 15, 2017, and as a consequence of the Company’s acquisition of KT Chemicals, Inc., the lease (for Suite 495 and Suite 499) is in the Company’s name, and KT Chemicals, Inc. is a subtenant.  We pay rent of $2,612.50 per month for Suite 495, which includes taxes, and $7,000.00 per month for Suite 499, which includes taxes.  The space in these two suites is adequate for the Company and its subsidiary for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for our common stock at present.  The Company is working with a broker-dealer to make application to FINRA for a trading symbol for our common stock in order that the Company’s securities may be traded on the OTC Markets.  However there is no assurance that FINRA will provide us a symbol or, if a trading symbol is provided, that a market for our common stock will develop.

Holders

As of December 31, 2016, there were approximately 66 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. The Company currently intends to retain its future earnings to support operations and to finance expansion.

Recent Sales of Unregistered Securities

During the 4th quarter of 2016, the Company issued $494,919 in principal amount of convertible promissory notes, in exchange for notes payable by CBI.  The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $0.40.

Also, during the 4th quarter of 2016, the Company issued $385,000 in principal amount of convertible promissory notes, for cash consideration.  The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25.  For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share.  Each such warrant is exercisable for the period of time ending December 31, 2017.

During the 1st quarter of 2017, the Company issued $1,900,000 in principal amount of convertible promissory notes, for cash consideration.  The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25.  For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share.  Each such warrant is exercisable for the period of time ending December 31, 2017.

As partial consideration for its acquisition of the outstanding shares of KT Chemicals, Inc. on February 15, 2017, the Company issued 520,000 restricted shares of Company common stock to one selling shareholder.

Also, during the 1st quarter of 2017, the Company issued to members of management and advisors, warrants to purchase 1,025,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The Company also issued to members of management and advisors, warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.50 per share, all of which vest on March 31, 2018.  Each such warrant is exercisable for the period of time ending March 30, 2024.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated under the Securities Act. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the shares of ZEC common stock, or (C) appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the shares of ZEC common stock. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended December 31, 2016 or 2015.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

RESULTS OF OPERATIONS

The Company has realized only modest revenues from sales of products during the past year. Sales during the year ended December 31, 2016, were $38,814 and sales during the year ended December 31, 2015, were $2,495. During the year ended December 31 2016, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Comparison of the three and twelve month periods ended December 31, 2016 and December 31, 2015.

Revenue

For the twelve month period ended December 31, 2016, our revenues were  $42,374,and for the same period in 2015 we had $2,495.

Operating Expenses

For the twelve month period ending December 31, 2016, our operating expenses totaled $1,188,999. These consisted of professional consulting fees which were chiefly related to the marketing of our products of $384,238 for the twelve month period; professional expenses of $214,651 for the twelve month period; travel, advertising and marketing expenses related to the marketing and sale of our products of $58,539 for the twelve month period; amortization of our licenses of $122,919 for the twelve month period; and general and administrative expenses of $531,571 for the twelve month period. We had professional consulting fees of $68,100 and general and administrative expenses of $14,846 for the twelve month period ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had total assets of $3,495,230, and at December 31, 2015, we had total assets of $1,482. Our current assets at December 31, 2016, included $46,202 in cash, $15,960 in receivables, $7,684 in inventory, $10,000 in prepaid expense, $5,803 in employee advances. Our intangible assets consisted of $3,409,581 in licenses to sell the chemical products we represent. Our current assets at December 31, 2015, consisted of $127 in cash and $1,355 in receivables. Also at December 31, 2016, we had liabilities totaling $3,737,287 including $269,439 in accounts payable and accrued expenses, $6,112 in accrued interest and $894,075 in convertible notes. At December 31, 2016, we had an accumulated deficit of $(242,057), and at December 31, 2015, we had an accumulated deficit of $(80,251). Our increase in liabilities from $81,733 at December 31, 2015 to $3,737,287 at December 31, 2016, was largely the result of purchasing licenses to sell the products of KT Chemicals, Inc. and CBI Polymers, Inc. and for personnel and professional expenses related to our sales, marketing and operating efforts.

We have generated only minimal revenues, and we have incurred net losses since inception. Our cash position is insufficient to meet our anticipated continuing operating expenses, and our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an ongoing business unless we alter our business model and/or obtain additional capital so we can pay our ongoing operational costs. We have significantly altered our business model to the point where we believe these changes alone will make the Company self-sustaining, although we there is no assurance that this will happen. In addition, we continue to seek investment capital in the belief that this will allow more rapid growth and make our ability to continue operations less doubtful.

We are currently engaged in a private placement offering of convertible notes. In the 4th quarter of 2016, the Company sold $385,000 of convertible notes for cash, and in the 1st quarter of 2017, the Company sold $1,900,000 of convertible notes for cash. We hope to secure additional investments in this offering in the near future.  We believe such investments will allow us to grow more rapidly. If we are unable to raise additional capital, we will be compelled to rely only on our sales revenue to cover ongoing expenses and this will slow our ability to grow and make our ability to continue operations less certain.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities plus derivative securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific business initiatives.

OFF BALANCE SHEET TRANSACTIONS AND RELATED MATTERS

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt	$2,265,000		$1,260,000	$1,005,000
Capital Leases
Operating Leases
Purchase Obligations
Other Long-term Liabilities

The Company has a license agreement with CBI Polymers, Inc., and as of December 31, 2016, the Company had a license agreement with KT Chemicals, Inc. which was cancelled upon its acquisition by the Company on February 15, 2017.  The Company has a lease on the building which houses the plant and offices.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE FINANCIAL STATEMENTS AND THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ARE OMITTED, AND WILL BE FILED BY AMENDMENT TO THIS ANNUAL REPORT ON FORM 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our chief executive officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our chief executive officer has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our chief executive officer reviewed the results of his assessment with our board of directors.

Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

o

Insufficient Resources:  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

o

Inadequate Segregation of Duties:  We have an inadequate number of personnel to properly segregate duties to implement control procedures.

o

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during fiscal year 2016.

Name	Age	Positions with the Company
E. Thomas Layton	81	Chairman of the Board, Chief Executive Officer

E. Thomas Layton, age 81, has been Chairman, CEO and Director of the Company since September 2015. From January 2014 until September 2015 he was the senior advisor to KT Chemicals, Inc. From 2013, he was CEO and is currently the Chairman of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAI-OSR, a clinical research organization. From 1998 until 2014 he was also an independent consultant to a variety of companies. From 1998 until 2009 most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012 he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work he also served as a court authorized debtor-in-possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998 he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that he managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board. He holds an AB Degree from Central Methodist College with a major in Chemistry.  Mr. Layton is CEO and a Director of the Company because of his long and successful history in sales and management, and especially in the chemical industry.

Mr. Layton’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

o Has served as CEO and Chairman of the Company since September 2015
o A seasoned manager

Executive Officer, Significant Subsidiary

Karl M. Taft III, age 44, the founder of KT Chemicals Inc., has served as its President since February 2014.  Prior to that Mr. Taft was one of the founders of Hoku Corporation, a solar energy products and services company, and served as its Chief Technology Officer from March 2001 to November 2010.  From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting parts, including  as Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University.  Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute, and an M.B.A. from Portland State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Mr. Layton did not meet his Form 3 and Form 4 filing responsibilities in a timely manner, but will file his required ownership reports no later than two days following the date of filing of this Report.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics is filed as an exhibit to this annual report.

Audit Committee

Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee, to include the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following person during the fiscal period ended December 31, 2016 and 2015 are set out in the summary compensation table below:

o our Chief Executive Officer (Principal Executive Officer).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Thomas Layton CEO, Principal Executive Officer	2016 2015	$81,250 $37,500	$135,400 -0-	-0- -0-	-0- -0-	-0- -0-	$216,650 $37,500

Effective May 1, 2016, Mr. Layton entered into a consulting agreement with the Company, providing for monthly compensation of $12,500 ($150,000 per year), a grant of stock options, plus a discretionary bonus premised upon Company performance, in consideration of his services as Chairman and Chief Executive Officer.  The agreement has a one-year term, and renews annually.

Effective February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc., and put into place an employment agreement for the president of KT Chemicals, Mr. Karl Taft. The agreement provides for an initial three-year term, an annual salary of $120,000, plus a bonus plan premised upon company performance.

There are no other agreements in place or contemplated to provide additional compensation to any officer or director. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors.

Summary Compensation

Except as described above, the Company has no employment agreements with any director or executive officer.

For the fiscal year ended December 31, 2016, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s agreement and the discretionary bonus contained in Mr. Taft’s employment agreement, there are no non-equity incentive plan agreements with any director or executive officer.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any executive officer as of December 31, 2016.

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Thomas Layton	-0-	-0-	-0-	-0-	-0-

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Except as described above, there are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2017 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

			Amount of Beneficial	Percentage
Beneficial Owner (1)			Ownership (1)	of Shares
E. Thomas Layton	(2), (3)	--	1,950,000	25.04%
Karl Taft III	(2), (4)	--	1,020,000	13.90%
Ernest K. F. Lum	(2), (5)	--	2,674,562	28.54%
Stephanie Hayashi	(2), (6)	--	764,039	9.93%
Kyle Ushijima	(2), (7)	--	597,721	7.71%
Muzeyyen Balaban	(8)	10535 Wilshire Blvd #1209 Los Angeles, CA 90024	675,000	8.61%
Joseph LeBlanc	(9)	8450 Seal Beach Blvd. Reno, NV 89506	675,000	8.61%
Frances Munro	(10)	3727 Park Blvd., Apt 4 San Diego, CA 92103	675,000	8.61%
Gulten Balaban Umancan	(11)	833 W. Buena Ave., Apt. 1808 Chicago, IL 60613	675,000	8.61%
Anthony Turnbull	(12)	1640 10th Avenue, Suite 306 San Diego, CA 92101	600,000	8.18%
Albert H Pleus	(2), (13)	--	758,866	9.99%
Directors and executive officers as group (two persons)			2,770,000	36.97%

(1) Except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2) The address for each such beneficial owner is 1002 North Central Expressway, Suite 495, Richardson, TX 75080.
(3) Represents ownership of 1,500,000 shares, and warrants to purchase 900,000 shares of which 450,000 are exercisable.

(4) Represents shares owned by Mr. Taft's spouse, the ownership of which is attributed to Mr. Taft.  Mr. Taft is shown in this table as an Executive Officer by virtue of his role as CEO of KT Chemicals, Inc., a significant subsidiary of the Company.

(5) Represents ownership of 641,273 shares, warrants to purchase 1,125,000 shares, and notes convertible into 908,289 shares.
(6) Represents ownership of 403,480 shares, warrants to purchase 200,000 shares, and notes convertible into 160,579 shares.
(7) Represents ownership of 178,969 shares, warrants to purchase 100,000 shares, and notes convertible into 228,739 shares.
(8) Represents ownership of 175,000 shares, and warrants to purchase 500,000 shares.
(9) Represents ownership of 175,000 shares, and warrants to purchase 500,000 shares.
(10) Represents ownership of 175,000 shares, and warrants to purchase 500,000 shares.
(11) Represents ownership of 175,000 shares, and warrants to purchase 500,000 shares.
(12) Represents ownership of 100,000 shares, and warrants to purchase 500,000 shares.
(13) Represents ownership of 500,000 shares, and warrants to purchase 600,000 shares of which 258,866 are exercisable.
* indicates an ownership percentage of less than one percent.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

As of the end of the most recently completed fiscal year, the Company has not adopted a compensation plan (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the Company’s directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s shares, nor any relative or spouse of any of the foregoing persons, has had any material interest, direct or indirect, in any transaction to which the Company was a party, and in which the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years.

Fiscal Year 2016

On April 13, 2016, the Company entered into a licensing agreement with CBI Polymers, Inc., pursuant to which the Company licensed the technology of CBI on an exclusive basis.  The Company’s Chairman and CEO is also the Chairman of CBI.  The total value of the license agreement was $3,000,000 over a period of twenty (20) years.  The Company’s Chairman and CEO received no additional consideration from either the Company or CBI as part of the transaction.  Through December 31, 2016, the Company had paid CBI $249,841.54 in cash and other payments, plus $494,919 by way of debt assumption.

Fiscal Year 2015

None

Director Independence; Board Leadership Structure

For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. Thomas Layton is not an “independent director” since he currently serves as Chief Executive Officer of the Company.

The Company’s Board of Directors is of the view that the current leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

As a matter of regular practice, and as part of its oversight function, the Company’s Board of Directors undertakes a review of the significant risks in respect of the Company’s business. Such review is conducted in concert with outside professionals (including legal counsel) with expertise in substantive areas germane to the Company’s business. With the Company’s current governance structure, the Company’s Board of Directors and senior executives are, by and large, the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fiscal Year 2016

The following information summarizes the fees billed to us by Carr, Riggs & Ingram, LLC for professional services rendered for the fiscal year ended December 31, 2016.

Audit Fees. Fees billed for audit services by Carr, Riggs & Ingram, LLC were $15,000 for fiscal year 2016. Audit fees include fees associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

The following information summarizes the fees billed to us by PLS, CPA for professional services rendered for the fiscal year ended December 31, 2016.

Audit Fees. Fees billed for audit services by PLS, CPA were $11,500 for fiscal year 2016. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

Fiscal Year 2015 and Since Inception

The following information summarizes the fees billed to us by PLS, CPA for professional services rendered for the fiscal year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014.

Audit Fees. Fees billed for audit services by PLS, CPA were $4,500 for fiscal year 2015 and $0 for the period from March 6, 2014 (inception) to December 31, 2014. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor. The Board of Directors serves as the audit committee for the Company.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10-K

2.1	Plan of reorganization authorizing formation of the Company	10-12G/A	000-55554	2.1	2/8/16
2.2	Stock Purchase Agreement dated February 15, 2017, among Karl M. Taft III and Michelle L. Taft, as sellers, and ZEC, Inc.	8-K		2.1
3.1	Certificate of Incorporation	10-12G	000-55554	3.1	12/28/15
3.2	Bylaws	10-12G	000-55554	3.2	12/28/15
4.1	Form of “A” Warrant Agreement	10-12G	000-55554	4.1	12/28/15
4.2	Form of “B” Warrant Agreement	10-12G	000-55554	4.2	12/28/15
4.3	Form of “C” Warrant Agreement	10-12G	000-55554	4.3	12/28/15
4.4	Form of “D” Warrant Agreement	10-12G	000-55554	4.4	12/28/15
4.5	Form of “E” Warrant Agreement	10-12G	000-55554	4.5	12/28/15
4.6	Form of Convertible Promissory Note Purchase Agreement	10-12G/A	000-55554	4.6	2/8/16
4.7	Form of First Amendment to Convertible Promissory Note Purchase Agreement dated effective February 29, 2016	10-12G/A	000-55554	4.7	3/23/16
4.8	Form of Warrant Agreement for investors					X
4.9	Form of Warrant Agreement					X
10.1	Confidential Agreement between the Company and E. Thomas Layton dated May 1, 2016					X
10.2	Exclusive License Agreement between the Company and CBI Polymers, Inc. dated April 13, 2016	10-12G/A	000-55554	10.1	4/25/16
10.3	Secured Promissory Note dated February 15, 2017, in the principal amount of $2,506,248.00, payable by ZEC, Inc. to Karl M. Taft III and Michelle L. Taft	8-K	000-55554	10.1	2/21/17
10.4	Security Agreement dated February 15, 2017, by KT Chemicals, Inc., as pledgor, Karl M. Taft III and Michelle L. Taft, as secured party, and ZEC, Inc.	8-K	000-55554	10.2	2/21/17
10.5	Stock Pledge Agreement dated February 15, 2017, by ZEC, Inc., as pledgor, and Karl M. Taft III and Michelle L. Taft, as secured party	8-K	000-55554	10.3	2/21/17
10.6	Employment Agreement dated February 15, 2017, between KT Chemicals, Inc. and Karl M. Taft III	8-K	000-55554	10.4	2/21/17
14.1	Code of Ethics					X
21.1	List of Subsidiaries					X
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
32.1	Sarbanes-Oxley Section 906 Certification					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2017

By: /s/ E. Thomas Layton

       E. Thomas Layton

       Chairman, CEO, CFO, and Director