Form 10-K/A
period 2016-12-31
Worldwide Specialty Chemicals Inc.
filed 2018-02-15
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   Worldwide Specialty Chemicals Inc.

.

(Exact name of registrant as specified in its charter)

Delaware	00055554	475048026
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

 Downtown Republic Center, Suite 3100,

325 N. Saint Paul Street, Dallas, Texas 75201

(Address of Principal Executive Offices)

 469-513-4198

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

Large Accelerated Filer [_]       Accelerated Filer [_]       Non-Accelerated Filer [_]       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was $0.00 (based on lack of any trading market or posted price). This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

As of February 13, 2018, there were 24,340,326 of the registrant’s common stock, par value $.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

WORLDWIDE SPECIALY CHEMICALS INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements.” Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future plans, operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

PART I

Item 1. BUSINESS.

General

Worldwide Specialty Chemicals Inc., formerly named ZEC, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on March 26, 2014. Its principal executive offices are located at Downtown Republic Center, Suite 3100, 325 N. Saint Paul Street, Dallas, Texas 75201. The Company’s corporate telephone number is 469-513-4198. The Company does not currently have a stock symbol.

Business Overview

The Company was chartered as part of the Chapter 11 reorganization of an unrelated company, Pacific Shores Development, Inc. (“Pacific Shores”). In order to furnish value to creditors, the plan of reorganization (which was approved by the court) provided for the spinoff of Pacific Shores’ subsidiaries as independent companies. The plan of reorganization contains this language: “The President of the Subsidiaries shall take all steps required or desirable in reorganizing and revitalizing the Subsidiaries, including incorporating or reincorporating them.” Accordingly, in March 2014, the Company was newly incorporated in Delaware, and all of its common stock, plus derivative securities (warrants), were issued to creditors.

In September 2015, current management was put into place and received a significant equity position when the initial contractual arrangement with CBI Polymers, Inc. (“CBI”) was put into place, and the Company entered the specialty chemicals business.

Products and Services

Decontamination Products

The Company has since inception been engaged in the business of specialty chemicals, selling a variety of decontamination chemical products worldwide through an arrangement with CBI. The agreement with CBI, an exclusive license granted in April 2016, grants the Company the exclusive worldwide right to manufacture, contract manufacture, market, sell, and distribute or sublicense CBI’s two primary product families, as well as all future products developed and/or acquired by CBI.

The specialty chemicals sold by the Company have been used in the US, Canada, the UK, and other locations to remove radioactive materials and toxic industrial chemicals. The Company’s family of products is also used in related applications, such as restoration of cement and other surfaces, for removal of paint and graffiti.

The products are proven, professional, militarygrade, safe to use and handle, water soluble, and environmentally friendly hydrogels with a near neutral pH. The products are tailored to meet the requirements of the U.S. Department of Defense and the U.S. Department of Energy and have been formally approved for use by the U.S. Department of Defense and the U.S. Navy. The products are designed to address extreme, hard-toclean contamination challenges. By way of example, the products are effective against radioactive isotopes for nuclear plant decommissioning and nuclear medicine spills and are effective against toxic industrial chemicals and materials such as mercury, PCB, acids, lead, and asbestos.

These products can save time and money in any application, as less labor is required to decontaminate an area, and less space is required to dispose of the waste (product plus contaminant). The products are technically gels, applied in a relatively thin coat, allowed to dry, then peeled off the surface, capturing the contaminants.

The amount of material required is a function of the level of contaminants and the porosity of the surface, but on average, one gallon of one of product is typically required to decontaminate approximately 50 square feet of surface area. The products are applied with a brush, roller, trowel, or sprayer - all relatively simple methods which do not require highly skilled labor. The products then encapsulate the contaminated material, which is peeled off the surface as the dried gel is peeled off. The volume of space required for disposal is no greater than the volume occupied by the liquid gel alone, prior to application. In contrast, many decontamination products require use of large volumes of the product, all of which must be properly handled and disposed of after the decontamination.

The Company’s products have been used successfully in a diverse array of applications, including:

•

Military Weapons and Department of Energy Decommissioning and Decontamination (D&D) sites

•

Military Chemical, Biological, Radiological, Nuclear, and Explosives (CBRNE) sites

•

Commercial nuclear power plants and nuclear-powered ships

•

Nuclear medicine and research laboratory environments using radioisotopes and hazardous chemicals and substances

•

Hazardous toxic industrial chemical and toxic industrial material cleanup

Sales & Marketing Strategy, Decontamination Products

The Company has adopted a multipronged sales strategy which it believes will mitigate the peaks and valleys of event driven sales for this segment.

First, the Company hopes to make a portion of sales more regular and predictable by selling to the disaster preparedness / first responder market. The Company’s products were featured as part of a potential decontamination readiness kit at a radiological containment, mitigation and cleanup demonstration sponsored by the Environmental Protection Agency (EPA) and the Department of Homeland Security (DHS), and has since sold its products to a company manufacturing and selling such kits to first responders. Inclusion of the Company’s products in preparedness kits would mean a more regular and predictable sales flow.

Second, the Company is working in collaboration with research and development teams at the EPA, the Department of Homeland Security (DHS), and the U.S. Navy to develop preferred methodologies for the use of the Company’s primary decontamination product family, DeconGelTM, for removal of surface contaminants. The Navy has assigned a study of this product to a “Cumbersome Work Program” (CWP). A team of Navy personnel based at Naval Operations Headquarters in Washington, DC (NAVSEA), the Office of Naval Research (ONR) in Key West, Florida, and Puget Sound Naval Base, are all testing DeconGelTM. The Company provides the material for testing and train the Navy personnel in application techniques. If these tests are successful in showing that its products offer a less cumbersome method of decontamination of Navy vessels, both in port and at sea, DeconGelTM will be approved for use and purchase by the Navy for use on vessels in certain situations. To provide some insight into the procurement process, once a producttype has been approved, it is assigned a National Stock Number (NSN)  which then allows Navy personnel (in fact, any Department of Defense personnel) to place orders.  To date, one of its DeconGelTM products has been assigned a National Stock Number and two are pending.

The EPA and DHS conducted a series of field tests and widearea tests of several competing radiation decontamination products at the Battelle Memorial Laboratory. DeconGelTM was one of the products tested.  Again, the Company provided the product for testing and taught the personnel various application and use techniques. DeconGelTM received a favorable report and was approved for inclusion in the “Tool Kit” of decontamination products which the EPA and the DHS make available to states when a contamination event occurs. It is up to the states, counties and cities to choose the products they want to use from this approved “Tool Kit” and then purchase the products from the vendor. The Company also advised DHS on the use of DeconGelTM to kill and capture Anthrax viruses and have received their approval for this use. The Company also consult routinely with the EPA on the use of DeconGelTM for the decontamination of Mercury and Lead. Its specific contacts are the On Site Coordinators (OSC) within the EPA Regions and, as at the Battelle test, the Company advises them on product uses, provide them with demonstrations of the material’s effectiveness, and teach them application techniques.

While most EPA and DHS cleanup needs are event driven, some cleanup needs, and many at the Navy, are related to routine maintenance, and sales for such maintenance related decontamination would mean a more regular and predictable sales flow. The Company hopes to develop this now that it has one National Stock Number, and others pending, and “Tool Kit” approval by EPA and DHS. The Company expect sales to be direct to readiness kit manufacturers and to decontamination service providers because custom chemicals such as DeconGelTM do not lend themselves to being inventoried by distributors.

Future Services

The Company believes that in order to maximize sales of its products in the markets referenced above, it may be beneficial to expand beyond the mere sale of specialty chemicals for decontamination and enter into the decontamination service industry. Often both government agencies and private businesses seeking decontamination of a site will contract with a company for “turnkey” decontamination services, rather than buying decontamination products and performing the work themselves. The Company may attempt to enter the service business by acquiring an existing decontamination service business, by hiring personnel with experience in this area and developing a service business, or by partnering with a service business. As of the time of this filing, no decision has been made as to whether to enter the service area and no negotiations are in progress on any service business initiative.

KT Chemicals Products

Effective February 15, 2017, the Company acquired all of the outstanding shares of KT Chemicals, Inc. (KT Chemicals). KT Chemicals is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT Chemicals’ products utilize all natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. Its product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials cleanup, nuclear decommissioning, industrial cleaning, and odor control. KT Chemicals takes pride in noting that all of the ingredients in its products are selected from the EPA’s Design for the Environment (DfE) list. The full range of KT Chemicals’ product line is described on its website: http://www.ktchemicals.com/index.html.

Product research and development is an ongoing and continuous process at KT Chemicals. Consequently, some of its product variations and some of its newer products are a result of product research and feedback from its customers.

Intellectual Property

The decontamination family of products current sold by the Company are protected by patents and trademarks held by CBI. Although not explicitly addressed in the Company’s 2016 license agreement with CBI, CBI has historically permitted the Company to use its trademarks for sales purposes.   The Company’s license agreement with CBI was terminated by mutual agreement effective December 31, 2016.

The products manufactured and sold by KT Chemicals are protected by trademarks held by KT Chemicals.

Competition

The Company competes with a wide variety of companies in the specialty chemical sales industry and, more specifically, in the decontamination products sales industry. These competitors range from small specialty companies to large, multinational corporations. While the products the Company sells have been successful in decontaminating a variety of sites including U.S. government owned and managed facilities, other better financed and more established entities operate in this industry and may be expected to expand in the industry, thus increasing the competitive pressures the Company faces.

The Company considers a number of its small - to mediumsized business competitors to potentially be attractive acquisition targets.

Employees

As of December 31, 2016, the Company had one fulltime employee. The employee is not covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employee.

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

Item 1A. RISK FACTORS.

The Company’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations. The Company has a relatively limited operating history. Its limited operating history makes it difficult for investors to evaluate its business. An investor in its securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

The Company has limited revenues from operations, and substantial debt. The Company has entered into an exclusive licensing agreement with CBI, and its revenues to date from this licensing arrangement generated minimal revenue.  The license agreement was terminated by mutual agreement effective December 31, 2016.

The Company entered into a separate agreement with each CBI and KT Chemicals to be their sales representatives, selling a line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces in return for a commission on sales made the Company.  While the Company anticipates that revenues will be higher, there can be no assurance that it will be able to generate sufficient revenues to meet its operating expenses.

The Company will need additional financing to implement its business plan. The Company will need additional financing to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

The Company may not successfully manage its growth. The Company’s success will depend upon the expansion of its operations and the effective management of its growth, which will place a significant strain on its management and on its administrative, operational and financial resources. To manage this growth, the Company must expand its facilities, augment its operational, financial and management systems, and hire and train additional qualified personnel. If it is unable to manage its growth effectively, its business would be harmed.

The Company relies on key executive officers, and their knowledge of its business and technical expertise would be difficult to replace.  As of December 31, 2016, the Company was highly dependent on its executive officer: its Chairman and Chief Executive Officer, E. Thomas Layton.  If the Company's senior executive is unable or unwilling to continue in his present position, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and it may not be able to retain the services of its senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may never pay dividends to its common stockholders. The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

The Company may be unable to successfully integrate future acquisitions with its operations or realize all of the anticipated benefits of such acquisitions. The Company hopes to be able to grow in part through acquisitions, though there can be no assurance that it will be able to do so. Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on its business, financial condition, results of operations, and cash flows. The difficulties of combining acquired operations include, among other things:

•

operating a significantly larger combined organization;

•

consolidating corporate technological and administrative functions;

•

integrating internal controls and other corporate governance matters; and

•

diverting management’s attention from other business concerns.

In addition, the Company may not realize all of the anticipated benefits from future acquisitions, if any, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. If benefits from future acquisitions do not meet the expectations of investors or analysts, the market price of its shares of common stock may decline.

The Company depends on its ability to maintain relationships with industry participants. The Company’s ability to maintain commercial arrangements with customers and suppliers depends on its ability to maintain close working relationships with industry participants. There can be no assurance that it will be able to maintain the strategic relationships developed by its CEO, E. Thomas Layton. Nor can there be any assurance that it will be able to establish additional necessary strategic relationships, in which case the opportunity to maintain or grow its business may be negatively affected.

The Company’s future business of its decontamination products is largely dependent upon government spending, which is beyond the Company’s control. The Company’s DeconGelTM decontamination products have been marketed chiefly to governmental agencies, primarily the Department of Defense and the Department of Energy. The Company has demonstrated its products at the Idaho, Los Alamos, and Oak Ridge National Laboratories, and the Hanford Nuclear Site as well as at various US Navy facilities. Budgets for these facilities and the departments that operate them are set by Congress and are subject to political priorities and decisions and vary from year to year. A reduction in funding for these departments and/or for decontamination services within these departments could in turn reduce demand for its products and have a material adverse effect on its financial condition and results of operations.

Changes in technology may render its products or services obsolete. The decontamination chemical industry may be substantially affected by changes in technology. New and more active compounds may be discovered that weigh less or require less volume or different manufacturing, application, or disposal methods, or which have other advantages over the products we sell. As a result, the Company’s products may become obsolete and be replaced with other products. While it may attempt to adapt and develop or represent new products, there can be no assurance that it will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

The industries in which the Company operate are competitive. This competition may affect its market share or prevent it from raising prices at the same pace as its costs increase, making it difficult for it to maintain existing business and win new business. The Company operates in competitive markets. Certain of its competitors have substantially greater financial and technical resources than it does.  Additionally, new competitors may enter its markets.  The Company may be required to reduce prices if its competitors reduce prices, or as a result of any other downward pressure on prices for its products, which could have an adverse effect on the Company. If it is unable to compete successfully, its financial condition and results of operations could be adversely affected.

The Company is dependent upon a single supplier for its decontamination products, the loss of which could have a material adverse effect on its financial condition and results of operations. If CBI were to experience a disruption in its ability to supply the products, the disruption in its supply would have a material adverse effect on its financial condition and results of operations, even if it had developed sales relationships with other manufacturers.

The Company’s common stock is not publicly traded; lack of liquidity. Since the Company does not yet have a trading symbol, no established public trading market exists for its common stock. Nor is there any assurance that its common stock will be accepted for listing on the OTC Markets or any other trading system in the future. Therefore, investors who purchase its common stock may be unable to sell the shares.

The Company’s common stock is classified as a “penny stock.” Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. Once the Company’s common stock commences trading, it is likely that the Company’s common stock will be considered a penny stock for the immediately foreseeable future.

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

The broker or dealer must also provide disclosure to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the brokerdealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, brokerdealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

On December 31, 2015, the Company signed a sublease agreement with KT Chemicals for office space. The term of the sublease is January 1, 2016, through May 31, 2016 and requires monthly rental payments of $2,612.  On June 1, 2016 the agreement reverted to a month-to-month agreement at the same rate.

Item 3. LEGAL PROCEEDINGS.

There is no litigation, pending or threatened, by or against the Company.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

No established public trading market exists for its common stock at present. The Company is working with a brokerdealer to make application to FINRA for a trading symbol for its common stock in order that the Company’s securities may be traded on the OTC Markets. However, there is no assurance that FINRA will provide us a symbol or, if a trading symbol is provided, that a market for its common stock will develop.

Holders

The approximate number of stockholders of record of the Company’s common stock at February 13, 2018 was 90.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

To assist the Company obtain and preserve working capital to support its current operations, the Company entered into the following transactions:

During the 4th quarter of 2016, the Company issued $494,919 in principal amount of convertible promissory notes, to be applied to the license obligations to CBI. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $0.40.

In August 2017, the Company sold 500,000 shares at $0.50 per share, 300,000 shares at $0.75 per share, 300,000 shares at $1.00 per share and 50,000 shares at $1.25 per share for a total cash amount of $837,500

In September 2017, the Company sold 33,334 shares at $1.50 per share for a total cash amount of $50,001.

In December 2017, the Company issued a total of 3,877, 931 common shares as settlement of all outstanding convertible debt instruments principal and accrued interest.

Effective December 31, 2017, the Company issued a total of 2,375,000 common shares as settlement for warrants exercised.

Effective December 31, 2017, the Company issued a total of 126,668 common shares as settlement for options exercised.

In order to assist the Company in acquiring KT Chemicals, Inc., the Company entered into the following transactions.

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

Additionally, as partial consideration for its acquisition of the outstanding shares of KT Chemicals on February 15, 2017, the Company issued 520,000 restricted shares of Company common stock to one selling shareholder.

To assist the Company obtain and preserve working capital to support its current operations after its acquisition of KT Chemicals, the Company entered into the following transactions:

During the 2nd quarter of 2017, the Company issued $600,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017.

To assist the Company find and retain key employees and advisors, the Company entered into the following transactions:

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option grant are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027.   On November 20, 2017, the Plan was amended to increase the maximum number of shares of stock that may be issued to 3,500,000.  On February 9, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 4,500,000.  As of the date of this report 3,566,418 stock options have been granted, with exercise prices ranging from $0.00 to $1.50 per share.

In July 2017, the Company issued a total of 1,900,000 of restricted common shares for services provided to Company executives and other consultants at $0.00 per share.

In December 2017, the Company issued a total of 7,500,000 restricted common shares for services provided to Company executives and other consultants at $0.00 per share.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated under the Securities Act. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the shares of Company common stock, or (C) appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the shares of Company common stock. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended December 31, 2016 or 2015.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

RESULTS OF OPERATIONS

The Company has realized only modest revenues from commissions during the past year. Revenues during the year ended December 31, 2015, were $2,495 and $40,014 for the year ended December 31, 2016.  During the year ended December 31, 2016, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2016

Revenues

For the twelve-month period ended December 31, 2015, its revenues were $2,495, and for the same period in 2016, the Company had $40,014. The primary driver for this increase in revenue was that the Company was only in operations for 4 months in 2015 as compared to 12 months in 2016 and it was prior to the acquisition of KT Chemicals which occurred on February 15, 2017.   During this time, operations increased month over month.

Operating Expenses

For the twelve-month period ending December 31, 2015, its operating expenses totaled $82,946.  These primarily consisted of general and administrative costs of $82,446 and selling expenses of $500.  For the twelve-month period ending December 31, 2016, its operating expenses totaled $1,885,909. These consisted of general and administrative costs of $924,478; selling expenses of $118,280; and amortization and impairment of  license agreements of $843,151.  The primary driver to this increase in expenses was that the Company was only in operations for 4 months in 2015 as compared to 12 months in 2016.  During this time, operations increased month over month.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements. These policies are contained in Note 1 to the consolidated financial statements.

Use of Estimates and Assumptions

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, credit facilities and warrant liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended December 31, 2016 and 2015. The carrying value of the balance sheet financial instruments included in the Company’s financial statements approximated their fair values.

The carrying value of the balance sheet cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and credit facilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

Revenue Recognition and Accounts Receivable.

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. Revenue is for commissions earned on product sales under agreements with KT Chemicals and CBI and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured.  Revenue related to license agreements are recognized once earned in accordance with the applicable license agreement.  During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT Chemicals.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2016 and 2015, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Stock-Based Compensation.

ASC topic 718, “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share based payment transactions with employees and acquired goods or services from nonemployees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the company and will expense share-based costs in the period incurred. The Company had not adopted a stock option plan or completed a share-based transaction thru December 31, 2016; accordingly no stock-based note compensation had been recorded.  A stock option plan was established in February 2017.

Liquidity and Capital Resources

The Company had total assets of $77,228 and $1,482 as of December 31, 2016 and 2015, respectively. Its current assets at December 31, 2016, included $50,202 in cash, $13,600 in receivables, $7,684 in inventory and $5,742 in prepaid expense. Its current assets at December 31, 2015, consisted of $127 in cash and $1,355 in receivables. Also, at December 31, 2016, it had liabilities totaling $1,022,815 including $120,961 in accounts payable and accrued expenses; $1,667 due to related parties and $900,187 in convertible notes. At December 31, 2016, it had an accumulated deficit of $(1,996,042), and at December 31, 2015, it had an accumulated deficit of $(80,609). Its increase in liabilities from $81,733 at December 31, 2015 to $1,022,815 at December 31, 2016, was largely the result of debt incurred through the issuance of notes payable.

The Company has generated only minimal revenues, and it has incurred net losses since inception. Its cash position is insufficient to meet its anticipated continuing operating expenses, and its independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that it can continue as an ongoing business unless it alters its business model and/or obtain additional capital, so it can pay its ongoing operational costs. The Company has significantly altered its business model to the point where it believes these changes alone will make the Company self-sustaining, although there is no assurance that this will happen. In addition, it continues to seek investment capital in the belief that this will allow more rapid growth and make its ability to continue operations less doubtful.

The Company is currently engaged in a private placement offering of convertible notes.  In the 4th quarter of 2016, the Company sold $385,000 of convertible notes for cash. In the 1st quarter of 2017, the Company sold $1,900,000 of convertible notes for cash.  Additionally, in the 2nd quarter of 2017, the Company sold $600,000 of convertible notes for cash. It hopes to secure additional investments in this offering in the near future.  It believes such investments will allow it to grow more rapidly. If the

Company is unable to raise additional capital, it will be compelled to rely only on its sales revenue to cover ongoing expenses and this will slow its ability to grow and make its ability to continue operations less certain.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The failure to adequately fund its capital requirements could have a material adverse effect on its business, financial condition and results of operations. Moreover, the sale of additional equity securities plus derivative securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict its operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific business initiatives.

 Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 7 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Disclosure of Contractual Obligations

The Company had a license agreement with CBI Polymers, Inc. which was cancelled effective December 31, 2016.  The Company also had a license agreement with KT Chemicals, Inc. which was cancelled effective December 31, 2016 upon its acquisition by the Company on February 15, 2017. The Company has a lease on the building which houses the plant and offices.

Material Events

Effective February 15, 2017, the Company completed the acquisition of KT Chemicals, Inc., a specialty chemicals company located in Richardson, Texas. Under the terms of the acquisition, the Company acquired 100% of KT Chemicals’ common stock for cash and stock. The Company agreed to pay $2,700,000 in cash and to issue 520,000 shares of the Company’s common stock valued at $0.015 per share for a total stock value of $7,800 to KT Chemicals stockholders in exchange for all outstanding shares of KT Chemicals’ common stock.

The primary asset acquired from KT Chemicals is the expertise of KT Chemicals, which the Company believes it will be able to leverage in maximizing the sales of specialty chemicals on a go forward basis. As of February 15, 2017, these factors contributed to a purchase price in excess of the fair value of KT Chemicals’ tangible assets acquired, and, as a result, the Company has recorded goodwill in the amount of $2,297,185 in connection with this transaction.  Goodwill, as a result of this acquisition, is not deductible for tax purposes.  The Company is in the process of finalizing the purchase price allocation and accordingly, the preliminary allocation of the purchase price is subject to adjustment.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Worldwide Specialty Chemicals Inc.

(formerly ZEC, Inc.)

FINANCIAL STATEMENTS
AND REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

DECEMBER 31, 2016 AND 2015

Worldwide Specialty Chemicals Inc.

(formerly ZEC, INC.)

DECEMBER 31, 2016 AND 2015

TABLE OF CONTENTS

           Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

22

NOTES TO FINANCIAL STATEMENTS

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Worldwide Specialty Chemicals, Inc.

We have audited the accompanying balance sheet of Worldwide Specialty Chemicals Inc. (the “Company”), as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WHITLEY PENN

Dallas, Texas

February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ZEC, Inc.

We have audited the accompanying balance sheet of Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.)  (the “Company”) as of December 31, 2015 and the related financial statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEC, Inc. as of December 31, 2015, and the results of its operation and its cash flows for the year ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 1 ,2016

San Diego, CA. 92111

Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.)
Balance Sheets
As of December 31,

ASSETS	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$ 50,202	$ 127
Accounts receivable	13,600	1,355
Inventory	7,684	-
Prepaid expenses	5,742	-
Total current assets	77,228	1,482
TOTAL ASSETS	$ 77,228	$ 1,482

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 81,939	$ -
Accrued expenses	39,022	37,500
Due to CBI	1,667	44,233
Notes payable	900,187	-
Total current liabilities	1,022,815	81,733

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,817,393 issued and outstanding shares as of December 31, 2016, and 3,580,000 issued and outstanding shares as of December 31, 2015	682	358
Additional paid-in-capital	1,049,773	-
Accumulated deficit	(1,996,042)	(80,609)
Total stockholders' equity (deficit)	(945,587)	(80,251)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 77,228	$ 1,482

The accompanying notes are an integral part of these financial statements.

Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.)
Statements of Operations
Years Ended December 31,

	2016	2015

REVENUE	$ 40,014	$ 2,495
COST OF GOODS SOLD	6,517	-

Gross Profit	33,497	2,495

OPERATING EXPENSES
General & Administrative	924,478	82,446
Selling	118,280	500
Amortization and impairment of license agreements	843,151	-
Total Operating Expenses	1,885,909	82,946

OTHER (INCOME) EXPENSE
Interest income	(4)	-
Interest expense	60,315	-
Other expense	2,710	-
Total Other (Income) Expense	63,021	-

NET LOSS	$ (1,915,433)	$ (80,451)

Basic and diluted loss per share	$ (0.41)	$ (0.04)

Weighted average shares - basic and diluted	4,617,918	2,160,822

The accompanying notes are an integral part of these financial statements.

Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.)
Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2016 and 2015

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2014	1,580,000	$ 158	$ -	$ (158)	$ -

Common stock issued for services at $0.0001 (par value) on September 16, 2015	2,000,000	200	-	-	200

Net loss	-	-	-	(80,451)	(80,451)

Balance as of December 31, 2015	3,580,000	358	-	(80,609)	(80,251)

Common stock issued for license agreement at $0.015 per share on April 21, 2016	500,000	50	-	-	50

Notes converted to common stock on September 30, 2016	2,737,393	274	1,049,773	-	1,050,047

Net loss	-	-	-	(1,915,433)	(1,915,433)

Balance as of December 31, 2016	6,817,393	$ 682	$ 1,049,773	$ (1,996,042)	$ (945,587)

The accompanying notes are an integral part of these financial statements.

Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.)
Statements of Cash Flows
Years Ended December 31,

	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (1,915,433)	$ (80,451)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and impairment of license agreements	843,151	-
Interest accrued in notes payable	60,315	-
Common stock issued for services	-	200
Changes in operating assets and liabilities
Accounts receivable	(12,245)	(1,355)
Inventory	(7,684)	-
Prepaid expenses	(5,742)	-
Accounts payable	81,939	-
Accrued expenses	1,522	37,500
Due to CBI	(128,298)	44,233
Due to KT	-	-
Net cash (used in) provided by operating activities	(1,082,475)	127
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	1,395,000	-
Payments on long term financing agreements	(262,500)	-
Issuance of common stock for license agreement	50	-
Net cash provided by financing activities	1,132,550	-

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	50,075	127

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	127	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 50,202	$ 127

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of licenses under long term financing agreements	$ 1,440,000	$ -
Notes payable converted to common stock	1,050,047	-
Convertible promissory notes assumed from CBI	494,919	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc. (formerly ZEC, Inc.) (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. (“PSD”). On September 17, 2015, the Company became a sales representative for CBI Polymers, Inc. (“CBI”), selling a line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces. The sales representative agreement provides that CBI will pay the Company a commission on sales made by the Company in the United States.

In 2016, the Company became a sales representative for KT Chemicals Inc. (“KT Chemicals”), selling a line of specialty chemicals used for decontamination of radioactive and other hazardous materials and for cleaning of cementitious surfaces. The sales representative agreement provides that KT Chemicals will pay the Company a commission on sales made by the Company in the United States.

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended December 31, 2016 and 2015. The carrying value of the balance sheet financial instruments included in the Company’s financial statements approximated their fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature.

Basic and Diluted Net Loss Per Share

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

For the years ended December 31, 2016 and 2015, approximately 2,885,000 and 2,500,000 common stock warrants, respectively, were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at several financial institutions located throughout the United States, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. Revenue is for commissions earned on product sales under agreements with KT Chemicals and CBI and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured.  Revenue related to license agreements are recognized once earned in accordance with the applicable license agreement.    During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT Chemicals.

Inventory

Inventory consisting of finished goods is stated at the lower of cost (first in, first out method) or net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2016 and 2015, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Share-Based Compensation

ASC topic 718, “Stock Compensation” requires that the cost resulting from all sharebased transactions be recorded in the financial statements and establishes fair value as the measurement objective for sharebased payment transactions with employees and acquired goods or services from nonemployees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share-based costs in the period incurred. At December 31, 2016 the Company had not adopted a stock option plan or completed a sharebased transaction; accordingly no stockbased compensation had been recorded.  See Note 10 for subsequent events regarding share-based compensation.

Income Taxes

The Company accounts for Federal and state income taxes using the asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of December 31, 2016 and 2015.

From time to time, the Company may be audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s federal returns since 2014 are still subject to examination by taxing authorities.

Prepaid Expenses

Prepaid expenses consist of expenses the Company has paid for prior to the service or good being provided. These prepaid expenses will be recorded as expense at the time the service has been provided.

Licenses

In 2016 the Company entered into a license agreement with KT Chemicals Inc. (“KT Chemicals”), pursuant to which the Company would sell PureSent and pay a license fee to KT.  Under the agreement, the Company initially recorded a license intangible asset and a liability of $600,000.  Effective, December 31, 2016, the license agreement was mutually terminated, and all obligations between the Company and KT Chemicals were forgiven.

In 2015 the Company entered into a license agreement with CBI, pursuant to which the Company would sell DeconGelTM and pay a license fee to CBI.  In 2016, the Company recorded a license intangible asset and liability of $840,000. Effective December 31, 2016, the license agreement was mutually terminated

Advertising

Advertising costs are charged to operations when incurred. Advertising costs were $59,939 and $0 for the years ended December 31, 2016 and 2015.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $1,996,042 at December 31, 2016, and a deficit in equity of $945,587. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued.  As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. In the ordinary course of the Company’s business, management is trying to raise additional capital through sales of common stock as well as seeking debt financing from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations, including potential discontinuance of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders.  Additionally, incurring additional indebtedness could involve an increased debt service cash obligation, as well as the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Future Accounting Pronouncements

In February 2016, the FASB issued ASU Update No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for the years beginning after December 15, 2018 and for all periods presented. Early application of the amendments in this ASU is permitted.  The financial impact of this ASU has not been determined but is not expected to be significant.

In March 2016, the FASB issued ASU Update No. 2016-08, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the criteria in determining a principal versus agent relationship.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU Update No. 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments in this Update are to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The financial impact of this ASU is not expected to have a significant on the Company’s financial statements.

2.

ACCOUNTS RECEIVABLE

Accounts receivable relate to commissions earned on sales made by the Company under agreements with KT Chemicals and CBI.

Accounts receivable consist of the following at December 31:

	2016	2015
Commissions Receivable from KT	$ 13,600	$ -
Commissions Receivable from CBI	-	1,355
	$ 13,600	$ 1,355

3.

DUE TO / FROM

CBI

During 2015 the Company received a total of $44,233 in loans from CBI. These loans were noninterest bearing. The unpaid principal balance will be repaid from commission on the sales. Any unpaid balance will be due and payable three years from December 31, 2015.  During 2016, the Company repaid the 2015 loans.  At December 31, 2016, the Company owed CBI $1,667 related to a previous royalty agreement.

KT Chemicals

The Company sublets office space from KT Chemicals as disclosed in Note 7 and has a technical support agreement in place at a cost of $7,000 per month for a total expense for the year ended December 31, 2016 of $56,000.  As of December 31, 2016, there were no amounts outstanding for these arrangements.

4.

NOTES PAYABLE

During 2016, the Company received $1,010,000 from several individuals in exchange for convertible promissory notes.  These notes are convertible at the election of the Holder at any time after issuance or at the election of the Company at maturity date by dividing the principal and accrued interest by conversion prices ranging between $0.30 and $0.40.  The rate for these newly-issued notes is 12% and each note had a maturity date of December 31, 2016.  On September 30, 2016, these notes were converted into 2,737,393 shares of common stock valued at $1,050,047.

On October 5, 2016, the Company assumed $494,919 of convertible promissory notes from CBI.  The notes are convertible at the election of the Holder at any time after issuance or at the election of the Company at maturity date by dividing the principal and accrued interest by $0.40.  The interest rate for these issued notes is 12% and each note has a maturity date of December 31, 2016.  These notes were extended to a maturity date of June 30, 2017.  On July 1, 2017, the notes went into default and as a result accrued interest at the default interest rate of 15%.  The principal and interest balance of these notes at December 31, 2016 was $509,076, which are convertible into 1,272,690 shares of common stock. See Note 10 for conversion of these notes in December 2017.

During the 4th quarter of 2016, the Company borrowed $385,000 from nine individuals and issued new convertible promissory notes in exchange.  These notes were also issued with a warrant to purchase a share of common stock (385,000 shares of common stock in total) at $0.50 for each dollar of face value of the note.  The rate for these newly-issued notes ranges from 6% to 12% for a weighted average of 11.2% with maturity dates of December 31, 2016 or June 30, 2017.  These notes are convertible to common stock at a price of $1.25 per share of common stock.  The notes with original maturities of December 31, 2016 were extended to June 30, 2017 and then all these notes were extended again to December 31, 2017.  The principal and interest balance of these notes at December 31, 2016 was $391,111, which are convertible into 312,890 shares of common stock. See Note 10 for conversion of these notes in December 2017.

5.

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2016	2015
Deferred Salary	$ -	$ 37,500
Professional Fees	38,000	-
Other Accrued Expenses	1,022	-
	$ 39,022	$ 37,500

6.

INCOME TAXES

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) since that date total $1,987,340 as of December 31, 2016 and may be carried forward to offset future taxable income.  As future taxable income is uncertain, a full valuation allowance has been recorded and accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31:

	2016	2015
Tax benefit calculated at statutory rate	34%	34%
Expense not deductible	(0.15)	(0.04)
Changes to valuation allowance	(33.85)	(33.96)
Provision for income taxes	-%	-%

A deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit in the accompanying consolidated statements of operations are the result of changes in the assets and liabilities for deferred taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount for any tax benefits that, based on available evidence, are not expected to be realized. Income tax expense is the current tax payable or refundable for the year plus or minus the net change in the deferred tax assets and liabilities. Deferred income taxes of the Company arise from the temporary differences between financial statement and income tax recognition of NOL carry-forwards.

The deferred tax assets and liabilities in the accompanying balance sheets include the following components at December 31:

	2016	2015
Net non-current deferred tax assets:
Net operating loss carry-forward	$ 675,696	$ 27,324

Net non-current deferred tax liabilities:
Intangible assets	-	-

Net	675,696	27,324
Less valuation allowance	(675,696)	(27,324)
Net deferred taxes	$ -	$ -

The change in valuation allowance of $648,372 was driven primarily by the current year loss.

7.

COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

On December 31, 2015, the Company signed a sublease agreement with KT Chemicals for office space. The term of the sublease began on January 1, 2016, was due to terminate on May 31, 2016, and requires monthly rental payments of $2,613. At the termination date of May 31, 2016, the agreement reverted to a month-to-month agreement at the same rate.  Rental expense for the years ended December 31, 2015 and 2016, is $0 and $31,350, respectively.

Concentrations

The balance in accounts receivable and revenues are commissions generated 100% due from KT Chemicals and CBI, for the years ended December 31, 2016 and 2015, respectively.

8.

STOCKHOLDERS’ EQUITY

As of December 31, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Common Stock

The Company's first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court (the “Court”) in the matter of Pacific Shores Development, Inc. (“PSD”). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their Pro Rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

On March 6, 2014, the Company issued a total of 1,000,000 common shares for services at par value ($0.0001 per share) for total value of $100.

On September 16, 2015, the Company issued a total of 2,000,000 common shares for services at par value for a total value of $200.

On April 21, 2016, the Company issued a total of 500,000 common shares for cash at par value for a total value of $50.

On September 30, 2016, the Company issued a total of 2,737,393 common shares in exchange for $1,050,047 in notes payable.

As a result of these issuances there were a total of 6,817,393 and 3,580,000 common shares issued and a total of 2,850,000 and 2,500,000 warrants to acquire common shares issued at December 31, 2016 and 2015.

Preferred Stock

No preferred shares were issued or outstanding as of December 31, 2016 and 2015, respectively.

Warrants

As part of the reorganization plan, the Court also ordered the distribution of two million five hundred thousand warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received an aggregate of 2,500,000 warrants consisting of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2017.  All warrants expired in August of 2017.

As set forth in Note 4 there were $385,000 in notes payable issued.  These notes came with one warrant for each dollar borrowed for a total 385,000 warrants at an exercise price of $0.50 and expire on December 31, 2017.  The expiration date of the warrants was extended to December 31, 2018 (see Note 10). The fair value of these warrants upon issuance was $0.

As of the date of this report, no warrants have been exercised.

9.

RELATED PARTY TRANSACTIONS

On March 6, 2014, the Company issued a total of 1,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to officers and advisors of the Company and to persons who were already shareholders as a result of the bankruptcy (see Note 8). On September 16, 2015, the Company issued a total of 2,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to an officer of the Company and to an advisor to the Company.

The Company’s Chief Executive Officer has been employed by the Company at a salary of $12,500 per month since October 1, 2015 and has agreed not accept payment until the Company’s cash flow permits, and as of December 31, 2015 he had not received any payment. As a result, he was owed $37,500 at December 31, 2015.  These payments were brought current in fiscal year 2016 and as of December 31, 2016, there was no unpaid salary due.

As discussed in the Nature of Business section and Note 1 the Company is a sales representative of CBI.  CBI and the Company are companies under the common control of E. Tom Layton.  There are no other transactions or contracts between CBI and the Company other than those discussed in this report.   Additionally, the Company is also a sales representative of KT Chemicals, an investment of E. Tom Layton prior to its acquisition (see Note 10).

Throughout 2016, the Company paid consulting fees of $21,503 to a company named Maine Consultants Inc. (Maine) owned by the spouse of E. Tom Layton.  As of October 2016, the Company no longer relied on Maine for any consulting services.

Throughout 2016, the Company incurred consulting fees of $80,000 to a former executive and current shareholder and the related payments due remained outstanding as of December 31, 2016 included in accounts payable in the accompanying financial statements.

10.

SUBSEQUENT EVENTS

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option grant are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027.   On November 20, 2017, the Plan was amended to increase the maximum number of shares of stock that may be issued to 3,500,000.  On February 9, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 4,500,000.  As of the date of this report 3,566,418 stock options have been granted, with exercise prices ranging from $0.00 to $1.50 per share.

Effective February 15, 2017, the Company completed the acquisition of KT Chemicals, Inc., a specialty chemicals company located in Richardson, Texas. Under the terms of the acquisition, the Company acquired 100% of KT Chemicals stock for cash and stock. The Company agreed to pay $2,700,000 in cash and 520,000 shares of the Company’s common stock valued at $0.015 per share for a total stock value of $7,800 to KT Chemicals stockholders in exchange for all outstanding shares of KT Chemicals’ common stock.

The transaction resulted in recording assets, liabilities and goodwill at preliminary estimated fair value as follows (unaudited):

The primary asset acquired from KT Chemicals is the expertise of KT, which the Company believes it will be able to leverage in maximizing the sales of specialty chemicals on a go forward basis. As of February 15, 2017, these factors contributed to a purchase price in excess of the fair value of KT Chemicals’ tangible assets acquired, and, as a result, the Company has recorded goodwill in the amount of $2,297,185 in connection with this transaction.  Goodwill, as a result of this acquisition, is not deductible for tax purposes.  The Company is in the process of finalizing the purchase price allocation and accordingly, the preliminary allocation of the purchase price is subject to adjustment.

Total consideration	$ 2,707,800

The assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$ 21,046
Inventory	38,500
Accounts receivable	40,434
Property and equipment, net	455,157
Total tangible assets	555,137

Liabilities assumed:
Accounts payable	28,932
Accrued expenses	11,693
Capital lease	103,897
Total liabilities	144,522
Net acquired assets	410,615

Goodwill	2,297,185

Total	$ 2,707,800

The following table presents selected unaudited pro forma information assuming the acquisition of KT Chemicals had occurred on January 1, 2016.

2016
	Revenue	Net Loss
Pro Forma Information (unaudited	$ 731,767	$ (1,812,032)

The unaudited pro forma revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for the future periods or the results of operations that would have been realized had the Company consolidated KT Chemicals during the period noted.

During the 1st quarter of 2017, the Company issued $1,900,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017.  The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017.  See below for conversion of these notes in December 2017.

During the 2nd quarter of 2017, the Company issued $600,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017.  The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017.  See below for conversion of these notes in December 2017.

In July 2017, the Company issued a total of 1,900,000 of restricted common shares for services provided to Company executives and other consultants at $0.00 per share.

On August 17, 2017, the Company officially changed its name to Worldwide Specialty Chemicals Inc.

In August 2017, the Company sold 500,000 shares at $0.50 per share, 300,000 shares at $0.75 per share, 300,000 shares at $1.00 per share and 50,000 shares at $1.25 per share for a total cash amount of $837,500.

In September 2017, the Company sold 33,334 shares at $1.50 per share for a total cash amount of $50,001.

In December 2017, the Company issued a total of 7,500,000 restricted common shares for services provided to Company executives and other consultants at $0.00 per share.

Effective December 31, 2017, the Company issued a total of 3,877, 931 common shares as settlement of all outstanding convertible debt instruments principal and accrued interest, totaling $3,628,402.

Effective December 31, 2017, the Company issued a total of 2,375,000 common shares as settlement for warrants exercised for a total cash amount of $1,187,500.

Effective December 31, 2017, the Company issued a total of 126,668 common shares as settlement for options exercised for a total cash amount of $190,002.

On February 9, 2018, the expiration date of the remaining warrants was extended to December 31, 2018.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Its chief executive officer assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, its management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Its chief executive officer has concluded that, as of December 31, 2016, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Its chief executive officer reviewed the results of his assessment with its board of directors.

Based on its evaluation under this framework, management concluded that its internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

•

Insufficient Resources: The Company has inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

•

Inadequate Segregation of Duties: The Company has inadequate number of personnel to properly segregate duties to implement control procedures.

•

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: The Company does not have a functioning audit committee or outside directors on its board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

This annual report does not include an attestation report of its Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding each person who is currently an officer or director, or who served as an officer or director at any time during fiscal year 2016.

Name	Age	Positions with the Company
E. Thomas Layton	81	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

E. Thomas Layton, 81, has been Chairman, CEO and Director of the Company since September 2015. From January 2014 until September 2015 he was the senior advisor to KT Chemicals, Inc. From 2013, he was CEO and is currently the Chairman of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAIOSR, a clinical research organization. From 1998 until 2014 he was also an independent consultant to a variety of companies. From 1998 until 2009 most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012 he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work he also served as a court authorized debtor-in-possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998 he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that he managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board. He holds an AB Degree from Central Methodist College with a major in Chemistry. Mr. Layton is CEO and a Director of the Company because of his long and successful history in sales and management, and especially in the chemical industry.

Mr. Layton’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of the Company since September 2015

•	A seasoned manager

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of its equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Mr. Layton did not meet his Form 3 filing responsibilities in a timely manner but did file his Form 3 on April 14, 2017. The Company has notified all known beneficial owners of more than 10% of its common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics is filed is incorporated by reference.

No Committees of the Board of Directors; No Financial Expert

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors.  Nor does it have an audit committee “financial expert”. At present, its entire Board of Directors acts as its audit committee. None of the members of its Board of Directors meets the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange

Commission. The Company has not retained an audit committee financial expert because it does not believe that it can do so without undue cost and expense. Moreover, it believes that the present members of its Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the year ended December 31, 2016 and 2015 are set out in the summary compensation table below:

•	The Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer (Principal Executive Officer);

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Thomas Layton CEO, CFO, CAO (Principal Executive Officer)	2016 2015	$81,250 $37,500	$60,400 -0-	-0- -0-	-0- -0-	$78,500 (1) -0-	$220,150 $37,500

____________________

(1) Other compensation consisted of $62,500 of compensation paid Mr. Layton prior to the date of his employment agreement plus $16,000 of medical reimbursements.

Effective May 1, 2016, Mr. Layton entered into an employment agreement with the Company, providing for monthly compensation of $12,500 ($150,000 per year) plus a discretionary bonus premised upon Company performance, in consideration of his services as Chairman and Chief Executive Officer. The agreement has a one-year term and renews annually.

Effective February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc., and put into place an employment agreement for the president of KT Chemicals, Mr. Karl Taft. The agreement provides for an initial three-year term, an annual salary of $120,000, plus a bonus plan premised upon company performance.

There are no other agreements in place or contemplated to provide additional compensation to any officer or director. The Company does not retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its officers and directors.

Summary Compensation

Except as described above, the Company has no employment agreements with any director or executive officer.

For the fiscal year ended December 31, 2016, no outstanding stock options or other equity-based awards were repriced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s agreement and the discretionary bonus contained in Mr. Taft’s employment agreement, there are no nonequity incentive plan agreements with any director or executive officer.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any Named Executive Officer as of December 31, 2016.

Compensation of Directors

This section is not applicable as there was no director compensation for year ended December 31, 2016.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Except as described above, there are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to its officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2017 regarding the beneficial ownership of its common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

	Amount of Beneficial	Percentage
Beneficial Owner(1)	Ownership (1)	of Shares
E. Thomas Layton (2), (3) --	5,350,000	21.16%
Karl Taft (2), (4) --	4,370,000	17.64%
Ernest K.F. Lum (2), (5) --	4,433,310	17.96%
Paul Williams (2) --	3,400,000	13.95%

Directors and executive officers as group (four persons)	13,270,000	54.43%

____________________

(1) Except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable     to that owner.

(2) The address for each such beneficial owner is 325 N. Saint Paul Street, Downtown Republic Center, Suite 3100, Dallas, Texas 75201.

(3) Represents ownership of 4,450,000 shares, and options to purchase 900,000 shares of which 450,000 are exercisable.

(4) Represents shares owned by both Mr. Taft and Mr. Taft's spouse, the ownership of which is attributed to Mr. Taft. Mr. Taft is shown in this table as an Executive Officer by virtue of his role as CEO of KT Chemicals, Inc., a significant subsidiary of the Company.

(5) Represents ownership of 4,433,310 shares and options to purchase 300,000 shares.

Changes in Control

The Company is unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

As of the end of the most recently completed fiscal year, the Company has not adopted a compensation plan (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Except as set forth below, none of the Company’s directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s shares, nor any relative or spouse of any of the foregoing persons, has had any material interest, direct or indirect, in any transaction to which the Company was a party, and in which the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at yearend for the last two completed fiscal years.

Fiscal Year 2016

As discussed in the Nature of Business section and Note 1 of the attached audit report the Company is a sales representative of CBI.  CBI and the Company are companies under the common control of E. Tom Layton.  There are no other transactions or contracts between CBI and the Company than those discussed in this report.

Throughout 2016 the Company paid consulting fees of $21,503 to a company named Maine Consultants Inc. (Maine) owned by the spouse of E. Tom Layton.  As of October 2016, the Company no longer relied on Maine for any consulting services.

Fiscal Year 2015

None

Director Independence; Board Leadership Structure

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fiscal Year 2016

The following information summarizes the fees billed by Carr, Riggs & Ingram, LLC for professional services rendered for the fiscal year ended December 31, 2016.

Audit Fees. Fees billed for audit services by Carr, Riggs & Ingram, LLC were $59,000 for fiscal year 2016.  Audit fees include fees associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the fiscal year ended December 31, 2016.

Audit Fees.  Fees billed for annual audit services by Whitley Penn LLP were $50,682 for fiscal year 2016.

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

The following information summarizes the fees billed by PLS, CPA for professional services rendered for the fiscal year ended December 31, 2016.

Audit Fees. Fees billed for audit services by PLS, CPA were $12,100 for fiscal year 2016. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit Related Fees. None

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

Audit Related Fees. None

Tax Fees. None

All Other Fees. None

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee preapproves all audit and permissible non-audit services provided by the independent auditor.

The Board of Directors acts as the Audit Committee. The Board preapproves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also preapprove all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10K

2.1	Plan of reorganization authorizing formation of the Company	10 12G/A	00055554	2.1	2/8/16
2.2	Stock Purchase Agreement dated February 15, 2017, among Karl M. Taft III and Michelle L. Taft, as sellers, and ZEC, Inc.	8K	00055554	2.1	2/21/17
3.1	Certificate of Incorporation	10 12G	00055554	3.1	12/28/15
3.2	Certificate of Amendment of Certificate of Incorporation	8K	00055554	3.1	8/18/17
3.3	Amended & Restated Bylaws	8K	00055554	3.1	8/18/17
4.1	Form of “A” Warrant Agreement	10 12G	00055554	4.1	12/28/15
4.2	Form of “B” Warrant Agreement	1012G	00055554	4.2	12/28/15
4.3	Form of “C” Warrant Agreement	1012G	00055554	4.3	12/28/15
4.4	Form of “D” Warrant Agreement	1012G	00055554	4.4	12/28/15
4.5	Form of “E” Warrant Agreement	1012G	00055554	4.5	12/28/15
4.6	Form of Convertible Promissory Note Purchase Agreement	10 12G/A	00055554	4.6	2/8/16
4.7	Form of First Amendment to Convertible Promissory Note Purchase Agreement dated effective February 29, 2016	1012G/A	00055554	4.7	3/23/16
4.8	Form of Warrant Agreement for investors	10 K	00055554	4.8	4/12/17
4.9	Form of Warrant Agreement	10 K	00055554	4.9	4/12/17
10.1	Confidential Agreement between the Company and E. Thomas Layton dated May 1, 2016	10 K	00055554	10.1	4/12/17
10.2	Exclusive License Agreement between the Company and CBI Polymers, Inc. dated April 13, 2016	1012G/A	00055554	10.1	4/25/16
10.3	Secured Promissory Note dated February 15, 2017, in the principal amount of $2,506,248.00, payable by ZEC, Inc. to Karl M. Taft III and Michelle L. Taft	8K	00055554	10.1	2/21/17
10.4	Security Agreement dated February 15, 2017, by KT Chemicals, Inc., as pledgor, Karl M. Taft III and Michelle L. Taft, as secured party, and ZEC, Inc.	8K	00055554	10.2	2/21/17
10.5	Stock Pledge Agreement dated February 15, 2017, by ZEC, Inc., as pledgor, and Karl M. Taft III and Michelle L. Taft, as secured party	8K	00055554	10.3	2/21/17
10.6	Employment Agreement dated February 15, 2017, between KT Chemicals, Inc. and Karl M. Taft III	8K	00055554	10.4	2/21/17
14.1	Code of Ethics	10 K	00055554	14.1	4/12/17
21.1	List of Subsidiaries	10 K	00055554	21.1	4/12/17
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
32.1	Sarbanes-Oxley Section 906 Certification					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2018	By: /s/ E. Thomas Layton
E. Thomas Layton
Chairman, CEO, CFO, CAO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Thomas Layton	Chairman, CEO, CFO, CAO and Director	February15, 2018
E. Thomas Layton