Form 10-Q
period 2017-03-31
Worldwide Specialty Chemicals Inc.
filed 2018-05-01
CIK 1660156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

COMMISSION FILE NUMBER: 000-55554

Worldwide Specialty Chemicals Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5048026
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Downtown Republic Center, Suite 3100

325 N. Saint Paul Street

Dallas, TX 75201

Tel:  (469) 513-4198

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of April 18, 2018, was 24,637,559.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$230,557	$50,202
Accounts receivable	54,746	13,600
Inventory	46,134	7,684
Prepaid expenses	–	5,742
Employee advance	5,600	–
Total current assets	337,037	77,228

OTHER ASSETS
Goodwill	2,294,952	–
Total other assets	2,294,952	–

FIXED ASSETS, net	483,774	–

TOTAL ASSETS	$3,115,763	$77,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$102,091	$81,939
Accrued expenses	15,250	39,022
Due to CBI Polymers	2,053	1,667
Notes payable	4,390,624	900,187
Total current liabilities	4,510,018	1,022,815

LONG TERM LIABILITIES
Notes payable	100,473	–

TOTAL LIABILITIES	4,610,491	1,022,815

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,337,393 shares issued and outstanding shares as of March 31, 2017, and 6,817,393 issued and outstanding as of December 31, 2016	734	682
Additional paid-in capital	1,080,898	1,049,773
Accumulated deficit	(2,576,360)	(1,996,042)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,494,728)	(945,587)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,115,763	77,228

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues	$76,160	$–
Cost of goods sold	53,606	–

Gross profit	22,554	–

Operating expenses
General and administrative	525,767	169,677
Selling	19,116	8,713
Depreciation and amortization	16,665	–

Total operating expenses	561,548	178,390

Other income and (loss)
Interest income	25	–
Interest expense	(41,349)	(3,194)

Total other loss	(41,324)	(3,194)

Net loss	$(580,318)	$(181,584)

Basic and diluted - loss per share	$(0.08)	$(0.05)

Basic and diluted - weighted average shares	7,077,393	3,580,000

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash Flows from Operating Activities
Net loss	$(580,318)	$(181,584)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,665	–
Interest expense accrued	40,441	–
Allowance for doubtful accounts	110,500	–
Common stock option compensation	23,377	–
Change in current assets and current liabilities
Accounts receivable	(111,212)	1,355
Inventory	50	–
Prepaid expenses	5,742	(6,112)
Employee advances	(5,600)	–
Accounts payable and accrued expenses	(44,245)	89,199
Due to CBI Polymers	386	(111,022)
Net cash used in operating activities	(544,214)	(208,164)

Cash Flows from Investing Activities
Purchase of property and equipment	(42,360)	–
Acquisition, net of cash acquired	(1,128,954)	–
Total cash used in investing activities	(1,171,314)	–

Cash Flows from Financing Activities
Payments made under long term financing agreements	–	(44,233)
Proceeds from notes payable	1,900,000	260,000
Payments on notes payable	(4,117)	–
Net cash provided by financing activities	1,895,883	215,767

Net change in cash and cash equivalents	180,355	7,603

Cash at beginning of period	50,202	127
Cash at end of period	$230,557	$7,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$907	$–
Income Taxes	$–	$–

NON CASH INVESTING & FINANCING ACTIVITIES
Acquisition of KT Chemicals, Inc., under short term promissory note	$2,700,000	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

1. NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc. (“WSC”), a Delaware corporation formed in March of 2014 and based in downtown Dallas, Texas, is an international specialty chemical company with many products that are friendly to the environment. On February 15, 2017, WSC acquired 100% ownership of KT Chemicals, Inc. (“KT”), a Texas corporation founded in February 2014 (WSC and KT are collectively referred to as the “Company”). KT is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT is located at 1002 North Central Expressway, Suite 499, Richardson, Texas 75080.

The Company’s products are used in a diverse array of applications, including:

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

•          Military Chemical, Biological, Radiological, Nuclear, and Explosives (CBRNE) sites

•          Commercial nuclear power plants and nuclear powered ships

•          Nuclear medicine and research laboratory environments using radioisotopes and hazardous chemicals and substances

•          Hazardous toxic industrial chemical and toxic industrial material clean-up

KT’s products utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. KT’s product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control.

The Company currently operates from several corporate and subsidiary offices around the country. The Company also operates from a 20,000 square foot chemical production and distribution facility, from which it markets a number of specialty chemicals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of KT Chemicals, Inc. since the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder’s equity in conformity with US GAAP.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K as of and for the year end December 31, 2016 that was filed on February 15, 2018.

Operating results for the three-months ended March 31, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at March 31, 2017 and December 31, 2016. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature.

The carrying value of the notes payable approximates fair value as they bear market rates of interest.

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

For the three months ended March 31, 2017, approximately 2,885,000 common stock warrants and 2,046,000 common stock options were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2017 and December 31, 2016, an allowance for doubtful accounts was $110,500 and $0, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. For the three-months ended March 31, 2017, revenue reported by the Company was for product sales and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. During the year ended December 31, 2016, revenue reported by the Company was for commissions earned on product sales under previous agreements with KT and was recognized when: (i) persuasive evidence of a sales arrangement existed, (ii) the sales terms were fixed or determinable, (iii) title and risk of loss had been transferred, and (iv) collectability was reasonably assured. During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of March 31, 2017 and December 31, 2016.

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

License Fee

Effective December 31, 2016, the Company entered into an Exclusive Patent Licenses Agreement with CBI Polymers, Inc.(“CBI”), pursuant to which the Company would sell DeconGel™ and pay 10% of the net selling price to CBI, as a license fee.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $2,576,360 and $1,996,042, and a deficit in equity of $1,494,728 and $945,587, at March 31, 2017 and December 31, 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

In March 2016, the FASB issued ASU Update No. 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the criteria in determining a principal versus agent relationship. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating what impact adoption of this guidance will have on its financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU Update No. 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update are to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The financial impact of this ASU is not expected to have a significant on the Company’s consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales and commissions receivable earned on sales made by the Company. Accounts receivable consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Trade receivables	$54,746	$–
Commissions receivable from KT (prior to acquisition)	–	13,600
	$54,746	$13,600

4. DUE TO / FROM

CBI

At March 31, 2017 and December 31, 2016, the Company owed CBI $2,053 and $1,667, respectively for license fees payable related to the Company’s Exclusive Patent License Agreement with CBI.

5. NOTES PAYABLE

On October 5, 2016, the Company assumed $494,919 of convertible promissory notes from CBI. The notes are convertible into shares of the Company’s common stock at the election of the Holder at any time after issuance, or at the election of the Company at maturity date. The number of shares issuable upon conversion is determined by dividing the principal and accrued interest by $0.40. The interest rate for these issued notes is 12% and each note has a maturity date of December 31, 2016. The maturity date of these notes was extended to June 30, 2017. On July 1, 2017, the notes went into default and as a result, accrued interest at the default interest rate of 15%. The principal and accrued interest balance of these notes at March 31, 2017 and December 31, 2016 was $524,283 and $509,076, respectively.

During the 4th quarter of 2016, the Company issued $385,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these notes ranges from 6% to 12% for a weighted average of 11.2%, and the notes have maturity dates of December 31, 2016 or June 30, 2017. The notes with original maturities of December 31, 2016 were extended to June 30, 2017. On July 1, 2017, those notes went into default and as a result, accrued interest at the default interest rate of 15%. During the 1st quarter of 2017, the Company issued $1,900,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017. The principal and interest balance of these notes at March 31, 2017 and December 31, 2016 was $2,316,341 and $391,111, respectively, which are convertible into shares of common stock. See Note 12 for conversion of these notes in December 2017.

See Note 12 for warrants exercised and conversion of these notes.

On February 15, 2017, the Company issued a short term promissory note to KT Chemicals stockholders in the amount of $2,700,000. The note is due on February 15, 2018. As of March 31, 2017, the outstanding balance on this note was $1,550,000 (see Note 11). On February 15, 2017, the Company paid $1,150,000, leaving an outstanding balance of $1,550,000 as of March 31, 2017 (see Note 11).

6. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Professional fees	$–	$38,000
Other accrued expenses	15,250	1,022
	$15,250	$39,022

7. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the three-months ended March 31, 2017 and 2016, was $12,585 and $7,837, respectively.

Concentrations

As of December 31, 2016, the entire balance in accounts receivable represents commissions due from KT Chemicals and license fees due from CBI. At December 31, 2016, the Company’s revenues consisted 100% of commissions due from KT Chemicals and license fees due from CBI.

8. STOCKHOLDERS’ EQUITY

As of March 31, 2017 and December 31, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

On February 15, 2017 issued 520,000 shares of the Company’s common stock valued at $0.015 per share as part of the purchase for KT.

Preferred Stock

No preferred shares were issued or outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

As set forth in Note 5 there were $2,285,000 in notes payable issued.  These notes came with one warrant for each dollar borrowed for a total 2,285,000 warrants at an exercise price of $0.50, all of which expire on December 31, 2017.  The expiration date of the warrants was extended to December 31, 2018 (see Note 12). The fair value of these warrants upon issuance was $0.

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $0.

There were no warrants exercised during the period ended March 31, 2017. See Note 12 for warrants exercised subsequent to March 31, 2017.

Stock option plan

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027. During the three months ended March 31, 2017, the Company granted 2,046,000 common stock options with exercise prices ranging from $0.00 to $1.50 per share. The fair value of the common stock options granted was $34,937 (see Note 11).

9. RELATED PARTY TRANSACTIONS

As discussed in Note 1, the Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI.  CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report.

Additionally, the Company was also a sales representative of KT Chemicals, Inc., which was partially owned by E. Thomas Layton until immediately prior to the Company’s acquisition of KT (see Note 11).

Throughout 2016, the Company paid consulting fees of $21,503 to a company named Maine Consultants Inc. (Maine) owned by the spouse of E. Thomas Layton. As of October 2016, the Company no longer relied on Maine for any consulting services.

Throughout 2016, the Company incurred consulting fees of $80,000 to a former executive and current shareholder. The unpaid balance due was $50,000 and $80,000 as of March 31, 2017 and December 31, 2016, respectively and is included in accounts payable in the accompanying financial statements.

10. INCOME TAXES

For the three-months ended March 31, 2017 and 2016, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 31, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at March 31, 2017 was appropriate.

11. BUSINESS ACQUISITION

Effective February 15, 2017, the Company completed the acquisition of KT Chemicals, Inc., a specialty chemicals company located in Richardson, Texas. Under the terms of the acquisition, the Company acquired 100% of KT Chemicals’ stock for cash and stock. The Company agreed to pay to KT Chemicals stockholders $2,700,000 in cash by December 31, 2017 and issue 520,000 shares of the Company’s common stock valued at $0.015 per share for a total stock value of $7,800 in exchange for all outstanding shares of KT Chemicals’ common stock.

The primary asset acquired from KT Chemicals is the expertise of KT, which the Company believes it will be able to leverage in maximizing the sales of specialty chemicals on a go forward basis. As of February 15, 2017, these factors contributed to a purchase price in excess of the fair value of KT Chemicals’ tangible assets acquired, and, as a result, the Company has recorded goodwill in the amount of $2,294,952 in connection with this transaction.  Goodwill, as a result of this acquisition, is not deductible for tax purposes. The Company is in the process of finalizing the purchase price allocation and accordingly, the preliminary allocation of the purchase price is subject to adjustment.

The transaction resulted in recording assets, liabilities and goodwill at preliminary estimated fair value as follows (unaudited):

Total consideration	$2,707,800
The assets acquired and liabilities assumed were as follows:
Assets acquired:
Cash	$21,046
Inventory	38,500
Accounts receivable	40,434
Property and equipment, net	458,079
Total tangible assets	558,059
Liabilities assumed:
Accounts payable	28,932
Accrued expenses	11,693
Notes payable	104,586
Total liabilities	145,211
Net acquired assets	412,848
Goodwill	2,294,952
Total	$2,707,800

The following table presents selected unaudited pro forma information assuming the acquisition of KT Chemicals had occurred on January 1, 2016.

Pro Forma Information (unaudited)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$114,407	$119,259
Net loss	$(649,046)	$(264,541)
Loss per share	$(.09)	$(.07)

The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for the future periods or the results of operations that would have been realized had the Company consolidated KT Chemicals during the period noted.

12. SUBSEQUENT EVENTS

During the 2nd quarter of 2017, the Company issued $600,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these issued notes is 6% and each note has an original maturity date of March 31, 2017 with the option to extend the maturity date to December 31, 2017.

In July 2017, the Company granted a total of 1,900,000 common shares to Company executives and other consultants for services provided at $0.00 per share. The Company has recorded the expense at a value of $150,666.

In August 2017, the Company sold 500,000 shares at $0.50 per share, 300,000 shares at $0.75 per share, 300,000 shares at $1.00 per share and 50,000 shares at $1.25 per share for a total cash amount of $837,500.

On November 20, 2017, the Plan was amended to increase the maximum number of shares of stock that may be issued to 3,500,000. On February 9, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 4,500,000. On March 18, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 5,000,000. As of the date of this report, options to acquire 4,543,083 shares of stock have been granted, with exercise prices ranging from $0.00 to $1.50 per share.

In December 2017, the Company granted a total of 7,500,000 common shares to Company executives and other consultants for services provided at $0.00 per share. The Company has recorded the expense at a value of approximately $465,000.

Effective December 31, 2017, the Company issued a total of 3,877, 931 common shares as settlement of all outstanding convertible debt instruments principal and accrued interest, totaling $3,631,460. The conversion of the outstanding debt and accrued interest cured the events of default.

Effective December 31, 2017, the Company issued a total of 2,375,000 common shares as settlement for warrants exercised for a total cash amount of $1,187,500.

Effective December 31, 2017, the Company issued a total of 126,668 common shares as settlement for options exercised for a total cash amount of $190,000.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, the Company’s financial statements as of and for the period ended March 31, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

On January 3, 2018, 80,000 warrants were exercised at $.50 per share for a total cash amount of $40,000.

On February 9, 2018, the expiration date of the remaining warrants was extended to December 31, 2018.

On February 28, 2018, the Company sold 33,333 common shares at $1.50 per share for a total cash amount of $50,000.

On March 2, 2018, the Company sold 16,500 common shares at $1.50 per share for a total cash amount of $24,750.

On March 14, 2018, the Company sold 50,000 common shares at $1.50 per share for a total cash amount of $75,000.

On March 16, 2018, the Company sold 10,000 common shares at $1.50 per share for a total cash amount of $15,000.

On March 19, 2018, the Company sold 100,000 common shares at $1.50 per share for a total cash amount of $150,000.

On April 2, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On April 13, 2018, the Company sold 13,400 common shares at $1.50 per share for a total cash amount of $20,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company’s actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

Worldwide Specialty Chemicals Inc., based in downtown Dallas, Texas, is an international specialty chemical company with many products that are friendly to the environment. The common description is “green chemicals.” The Company has degreed chemists on staff with years of successful experience in the specialty chemical industry. The term “specialty chemicals” is best defined by those chemicals whose formulas allow the chemical compounds to perform a specific function for a class of customers. The Company’s products have been used successfully in a diverse array of applications, including:

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

The Company currently operates from several corporate and subsidiary offices around the country. One subsidiary operates from a 20,000 square foot chemical production and distribution facility, from which it markets a number of specialty chemicals. Most of the chemical formulas are protected by patents or trade secrets. For certain specific markets, the Company provides customized applications systems that assure safe and proportioned product delivery. The Company may elect to apply for patents on one or more of the application systems.

The parent company, Worldwide Specialty Chemicals Inc., is a Delaware corporation formed in March of 2014. On February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc., a Texas corporation founded in February 2014. WSC anticipates continuing to acquire, merge with, and/or start other industry specific specialty chemical subsidiaries.

KT Chemicals, Inc. is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT Chemicals is located at 1002 North Central Expressway, Suite 499, Richardson, Texas 75080. KT Chemicals’ products utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. Its product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control. KT Chemicals takes pride in noting that all of the ingredients in its products are selected from the EPA’s Design for the Environment (DfE) list.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2017, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from the sale of common stock.

As of March 31, 2017, the Company had total assets of $3,115,763, consisting of current assets of $230,557 in cash, $54,746 in receivables, $46,134 in inventory, and long term assets of $2,294,952 in goodwill and $483,774 in fixed assets. As of December 31, 2016, the Company had total assets of $77,228, consisting of current assets $50,202 in cash, $13,600 in receivables, $7,684 in inventory and $5,742 in prepaid expenses. The increase in total assets of $3,038,535, was largely the result of the purchase of KT.

As of March 31, 2017, the Company had total liabilities totaling $4,610,491 including $117,341 in current payables and accrued expenses, $4,390,624 in convertible notes and $100,473 in notes payable. As of December 31, 2016, the Company had total liabilities totaling $1,022,815 including $120,961 in accounts payable and accrued expenses, $900,187 in convertible notes. The increase in liabilities of $3,587,676, was largely the result of issuing convertible notes payable to purchase KT and to provide working capital for the Company’s operations related to its sales, marketing and operating efforts.

At March 31, 2017, the Company had an accumulated stockholders’ equity deficit of $1,494,728 and $945,587 at December 31, 2016. The increase is result of the items discussed above.

RESULTS OF OPERATIONS

The Company realized only modest revenues from sales of products during the past year. On February 15, 2017, the Company acquired KT Chemicals, Inc. and as a result, revenues during the quarter ended March 31, 2017, were $76,160 and revenues during the quarter ended March 31, 2016, were $0. During the quarter ended March 31, 2017, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Comparison of the three-month period ended March 31, 2017 and March 31, 2016.

Revenues

For the three-month period ended March 31, 2017, the Company had revenues of $76,160, and for the same period in 2016, the Company had revenues of $0. The increase in sales is primarily the result of the acquisition of KT.

Operating Expenses

For the three-month period ended March 31, 2017, the Company’s operating expenses totaled $561,548. During the same periods in 2016, the Company’s operating expenses totaled $178,390. The increase in each period is primarily related an increase in professional fees relating to marketing and business development, bad debt expense and payroll cost due to the acquisition of KT and stock compensation expense.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and other material assets and minimal revenues from operations during the three months and nine months periods ended March 31, 2017. The Company is relying on capital from investors to meet the majority of its operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, its disclosure controls and procedures are not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-K/A filed on February 15, 2018, the Company’s Principal Executive Officer and Principal Financial Officer concluded that its internal control over financial reporting was not effective during the 2016 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America (GAAP), inadequate segregation of duties, and lack of audit committee and outside directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to the Company’s business from those described in its Form 10-K/A for the year end December 31, 2016 as filed with the SEC on February 15, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2018, 80,000 warrants were exercised at $.50 per share for a total cash amount of $40,000.

On February 28, 2018, the Company sold 33,333 common shares at $1.50 per share for a total cash amount of $50,000.

On March 2, 2018, the Company sold 16,500 common shares at $1.50 per share for a total cash amount of $24,750.

On March 14, 2018, the Company sold 50,000 common shares at $1.50 per share for a total cash amount of $75,000.

On March 16, 2018, the Company sold 10,000 common shares at $1.50 per share for a total cash amount of $15,000.

On March 19, 2018, the Company sold 100,000 common shares at $1.50 per share for a total cash amount of $150,000.

On April 2, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On April 13, 2018, the Company sold 13,400 common shares at $1.50 per share for a total cash amount of $20,100.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 1, 2017, certain of the Company’s convertible notes with maturity dates of June 30, 2017 went into default. On December 31, 2017, the Company issued a total of 3,877, 931 common shares as settlement of all outstanding convertible debt instruments principal and accrued interest. Upon conversion of the convertible debt into the common stock, the Company cured the event of default.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016,
(ii) Consolidated Statement of Operations for the three months March 31, 2017 and 2016,
(iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and
(iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2018

Worldwide Specialty Chemicals Inc.

By:	/s/ E. Thomas Layton
E. Thomas Layton
CEO, CFO and Director

