Form 10-Q
period 2017-06-30
Worldwide Specialty Chemicals Inc.
filed 2018-05-21
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017

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

Yes  ☐        No  ☒

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 21, 2018, was 24,637,559.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,597	$50,202
Accounts receivable	223,698	13,600
Inventory	51,499	7,684
Prepaid expenses	–	5,742
Total current assets	279,794	77,228

OTHER ASSETS
Goodwill	2,294,952	–
Total other assets	2,294,952	–

FIXED ASSETS, net	512,714	–

TOTAL ASSETS	$3,087,460	$77,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$178,447	$81,939
Accrued expenses	12,304	39,022
Due to CBI Polymers	4,126	1,667
Notes payable	4,721,641	900,187
Total current liabilities	4,916,518	1,022,815

LONG TERM LIABILITIES
Notes payable	95,393	–

TOTAL LIABILITIES	5,011,911	1,022,815

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,337,393 shares issued and outstanding shares as of June 30, 2017, and 6,817,393 issued and outstanding as of December 31, 2016	734	682
Additional paid-in capital	1,090,948	1,049,773
Accumulated deficit	(3,016,133)	(1,996,042)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,924,451)	(945,587)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,087,460	$77,228

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Revenues	$424,344	$5,478	$500,504	$5,478
Cost of goods sold	178,013	444	231,620	444

Gross profit	246,331	5,034	268,884	5,034

Operating expenses
General and administrative	564,190	218,645	1,089,957	388,322
Selling	40,305	4,692	59,421	13,405
Depreciation and amortization	19,734	52,502	36,399	52,502

Total operating expenses	624,229	275,839	1,185,777	454,229

Other income and (loss)
Interest income	6	2	32	2
Interest expense	(61,881)	(13,705)	(103,230)	(16,899)

Total other loss	(61,875)	(13,703)	(103,198)	(16,897)

Net loss	$(439,773)	$(284,508)	$(1,020,091)	$(466,092)

Basic and diluted - loss per share	$(0.06)	$(0.07)	$(0.14)	$(0.12)

Basic and diluted - weighted average shares	7,337,393	3,970,110	7,208,111	3,775,055

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash Flows from Operating Activities
Net loss	$(1,020,091)	$(466,092)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,399	52,502
Interest expense accrued	101,459	–
Allowance for doubtful accounts	224,386	–
Common stock option compensation	33,427	–
Change in current assets and current liabilities
Accounts receivable	(394,050)	(4,123)
Inventory	(5,315)	(13,490)
Prepaid expenses	5,742	(2,500)
Accounts payable and accrued expenses	29,165	174,516
Due to CBI Polymers	2,459	–
Net cash used in operating activities	(986,419)	(259,187)

Cash Flows from Investing Activities
Purchase of intangible assets	–	(345,611)
Purchase of property and equipment	(91,034)	–
Acquisition, net of cash acquired	(1,128,954)	–
Total cash used in investing activities	(1,219,988)	(345,611)

Cash Flows from Financing Activities
Payments under long term financing agreements	–	(44,233)
Proceeds from sale of common stock	–	–
Proceeds from notes payable	2,500,000	670,000
Payments on notes payable	(339,198)	–
Net cash provided by financing activities	2,160,802	625,767

Net change in cash and cash equivalents	(45,605)	20,969

Cash at beginning of period	50,202	127
Cash at end of period	$4,597	$21,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$863	$–

NON CASH INVESTING & FINANCING ACTIVITIES
Acquisition of KT Chemicals, Inc. under a short term promissory note	$2,700,000	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2017

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

Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at June 30, 2017 and December 31, 2016. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the six months ended June 30, 2017, approximately 3,485,000 common stock warrants and 2,396,000 common stock options were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2017 and December 31, 2016, an allowance for doubtful accounts was $224,386 and $0, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. For the six months ended June 30, 2017, revenue reported by the Company was for product sales and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. During the year ended December 31, 2016, revenue reported by the Company was for commissions earned on product sales under previous agreements with KT and was recognized when: (i) persuasive evidence of a sales arrangement existed, (ii) the sales terms were fixed or determinable, (iii) title and risk of loss had been transferred, and (iv) collectability was reasonably assured. During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of June 30, 2017 and December 31, 2016.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $3,016,133 and $1,996,042, and a deficit in equity of $1,924,451 and $945,587, at June 30, 2017 and December 31, 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales and commissions receivable earned on sales made by the Company. Accounts receivable consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Trade receivables	$223,698	$–
Commissions receivable from KT (prior to acquisition)	–	13,600
	$223,698	$13,600

4. DUE TO / FROM

CBI

At June 30, 2017 and December 31, 2016, the Company owed CBI $4,126 and $1,667, respectively for license fees payable related to the Company’s Exclusive Patent License Agreement with CBI.

5. NOTES PAYABLE

On October 5, 2016, the Company assumed $494,919 of convertible promissory notes from CBI. The notes are convertible into shares of the Company’s common stock at the election of the Holder at any time after issuance, or at the election of the Company at maturity date. The number of shares issuable upon conversion is determined by dividing the principal and accrued interest by $0.40. The interest rate for these issued notes is 12% and each note has a maturity date of December 31, 2016. The maturity date of these notes was extended to June 30, 2017. On July 1, 2017, the notes went into default and as a result, accrued interest at the default interest rate of 15%. The principal and accrued interest balance of these notes at June 30, 2017 and December 31, 2016 was $540,124 and $509,076, respectively.

During the 4th quarter of 2016, the Company issued $385,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these notes ranges from 6% to 12% for a weighted average of 11.2% and the notes have maturity dates of December 31, 2016 or June 30, 2017. The notes with original maturities of December 31, 2016 were extended to June 30, 2017. On July 1, 2017, those notes went into default and as a result, accrued interest at the default interest rate of 15%. During the 1st quarter of 2017, the Company issued $1,900,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017.  The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017. During the 2nd quarter of 2017, the Company issued $600,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017. The principal and interest balance of these notes at June 30, 2017 and December 31, 2016 was $2,961,517 and $391,111, respectively.

See Note 12 for warrants exercised and conversion of these notes.

On February 15, 2017, the Company issued a short term promissory note to KT Chemicals stockholders in the amount of $2,700,000. The note is due on December 31, 2017. On February 15, 2017, the Company paid $1,150,000. During the quarter ended June 30, 2017, the Company paid an additional $330,000 leaving an outstanding balance of $1,220,000 as of June 30, 2017 (see Note 11).

6. ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Professional fees	$–	$38,000
Other accrued expenses	12,304	1,022
	$12,304	$39,022

7. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the six months ended June 30, 2017 and 2016, was $37,648 and $15,675, respectively.

Concentrations

As of December 31, 2016, the entire balance in accounts receivable represents commissions due from KT Chemicals and license fees due from CBI. At December 31, 2016, the Company’s revenues consisted 100% of commissions due from KT Chemicals and license fees due from CBI.

8. STOCKHOLDERS’ EQUITY

As of June 30, 2017 and December 31, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

Preferred Stock

No preferred shares were issued or outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

As set forth in Note 5 there were $2,885,000 in notes payable issued.  These notes came with one warrant for each dollar borrowed for a total 2,885,000 warrants at an exercise price of $0.50 all of which expire on December 31, 2017.  The expiration date of the warrants was extended to December 31, 2018 (see Note 12). The fair value of these warrants upon issuance was $0.

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $0.

There were no warrants exercised during six-months ended June 30, 2017. See Note 12 for warrants exercised subsequent to June 30, 2017.

Stock option plan

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027. During the six months ended June 30, 2017, the Company granted 2,396,000 common stock options with exercise prices ranging from $0.00 to $1.50 per share. The fair value of the common stock options granted was $56,786.

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

Throughout 2016, the Company incurred consulting fees of $80,000 to a former executive and current shareholder. The unpaid balance due was $50,000 and $80,000 as of June 30, 2017 and December 31, 2016, respectively and is included in accounts payable in the accompanying financial statements.

10. INCOME TAXES

For the six months ended June 30, 2017 and 2016, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at June 30, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at June 30, 2017 was appropriate.

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

The transaction resulted in recording assets, liabilities and goodwill at preliminary estimated fair value as follows (unaudited):

Total consideration	$2,707,800
The assets acquired and liabilities assumed were as follows:
Assets acquired:
Cash	$21,046
Inventory	38,500
Accounts receivable	40,434
Property and equipment, net	458,079
Total tangible assets	558,059
Liabilities assumed:
Accounts payable	28,932
Accrued expenses	11,693
Notes payable	104,586
Total liabilities	145,211
Net acquired assets	412,848
Goodwill	2,294,952
Total	$2,707,800

The following table presents selected unaudited pro forma information assuming the acquisition of KT Chemicals had occurred on January 1, 2016.

Pro Forma Information (unaudited)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$538,751	$260,783
Net loss	$(1,088,819)	$(607,028)
Loss per share	$(.15)	$(.16)

The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for the future periods or the results of operations that would have been realized had the Company consolidated KT Chemicals during the period noted.

12. SUBSEQUENT EVENTS

In July 2017, the Company granted a total of 1,900,000 of common shares for services provided to Company executives and other consultants at $0.00 per share. The Company has recorded the expense at a value of $150,666.

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

In December 2017, the Company issued a total of 7,500,000 common shares for services provided to Company executives and other consultants at $0.00 per share. The Company has recorded the expense at a value of approximately $465,000.

Effective December 31, 2017, the Company issued a total of 3,877,931 common shares as settlement of all outstanding convertible debt instruments, having principal and accrued interest totaling $3,631,460. The conversion of the outstanding debt and accrued interest cured the events of default under such debt instruments.

Effective December 31, 2017, the Company issued a total of 2,375,000 common shares as settlement for warrants exercised for a total cash amount of $1,187,500.

Effective December 31, 2017, the Company issued a total of 126,668 common shares as settlement for options exercised for a total cash amount of $190,000.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, the Company’s financial statements as of and for the period ended June 30, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three-month and six-month period ended June 30, 2017, the primary sources of liquidity were cash flows from financing activities and in particular, proceeds from issuance of convertible notes payable and the sale of common stock.

As of June 30, 2017, the Company had total assets of $3,087,460, consisting of current assets of $4,597 in cash, $223,698 in receivables, $51,499 in inventory, and long term assets of $2,294,952 in goodwill and $512,714 in fixed assets. As of December 31, 2016, the Company had total assets of $77,228, consisting of current assets $50,202 in cash, $13,600 in receivables, $7,684 in inventory and $5,742 in prepaid expenses. The increase in total assets of $3,010,232, was largely the result of the purchase of KT.

As of June 30, 2017, the Company had total liabilities totaling $5,011,911 including $190,751 in accounts payable and accrued expenses, $4,721,641 in convertible notes and $95,393 in notes payable. As of December 31, 2016, the Company had total liabilities totaling $1,022,815 including $120,961 in accounts payable and accrued expenses, $900,187 in convertible notes. The increase in liabilities of $3,989,096, was largely the result of issuing convertible notes payable to purchase KT and to provide working capital for the Company’s operations related to its sales, marketing and operating efforts.

At June 30, 2017, the Company had an accumulated stockholders’ equity deficit of $1,924,451 and $945,587 at December 31, 2016. The increase is result of the items discussed above.

RESULTS OF OPERATIONS

The Company had realized only modest revenues from sales of products during the past year. On February 15, 2017, the Company acquired KT Chemicals, Inc. and as a result, revenues during the quarter ended June 30, 2017, were $500,504 and revenues during the quarter ended June 30, 2016, were $5,478. During the quarter ended June 30, 2017, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Comparison of the three and six-month periods ended June 30, 2017 and June 30, 2016.

Revenues

For the three-month period ended June 30, 2017, the Company had revenues of $424,344, and for the same period in 2016, the Company had revenues of $5,478. For the six-month period ended June 30, 2017, the Company had revenues of $500,504, and for the same period in 2016 it had $5,478. The increase in revenues is primarily the result of the acquisition of KT.

Operating Expenses

For the three-month and six-month period ended June 30, 2017, the Company’s operating expenses totaled $624,229 and $1,185,777, respectively. During the same periods in 2016, the Company’s operating expenses totaled $275,839 and $454,229, respectively. The increase in each period is primarily related an increase in professional fees relating to marketing and business development, bad debt expense and payroll cost due to the acquisition of KT and stock compensation expense.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and other material assets and minimal revenues from operations during the three months and nine months periods ended June 30, 2017. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (extensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2018

Worldwide Specialty Chemicals Inc.

By:	/s/ E. Thomas Layton
E. Thomas Layton
CEO, CFO and Director

By:	/s/ Paul Williams
Paul Williams
CFO and Director

