Form 10-Q
period 2017-09-30
Worldwide Specialty Chemicals Inc.
filed 2018-05-21
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$267,468	$50,202
Accounts receivable	155,663	13,600
Inventory	41,411	7,684
Prepaid expenses	–	5,742
Employee advance	11,995	–
Total current assets	476,537	77,228

OTHER ASSETS
Goodwill	2,294,952	–
Total other assets	2,294,952	–

FIXED ASSETS, net	576,614	–

TOTAL ASSETS	$3,348,103	$77,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$150,833	$81,939
Accrued expenses	16,398	39,022
Due to CBI Polymers	4,463	1,667
Notes payable	4,536,843	900,187
Total current liabilities	4,708,537	1,022,815

LONG TERM LIABILITIES
Notes payable	118,149	–

TOTAL LIABILITIES	4,826,686	1,022,815

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,420,727 shares issued and outstanding shares as of September 30, 2017, and 6,817,393 issued and outstanding as of December 31, 2016	1,042	682
Additional paid-in capital	2,149,348	1,049,773
Accumulated deficit	(3,628,973)	(1,996,042)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,478,583)	(945,587)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,348,103	$77,228

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Revenues	$355,159	$20,936	$855,663	$26,414
Cost of goods sold	195,975	1,892	427,595	4,850

Gross profit	159,184	19,044	428,068	21,564

Operating expenses
General and administrative	642,293	289,854	1,732,251	678,176
Selling	43,857	45,039	103,277	58,444
Depreciation and amortization	19,734	70,417	56,133	122,919

Total operating expenses	705,884	405,310	1,891,661	859,539

Other income and (loss)
Interest income	–	1	30	3
Interest expense	(66,140)	(23,265)	(169,368)	(40,164)

Total other loss	(66,140)	(23,264)	(169,338)	(40,161)

Net loss	$(612,840)	$(409,530)	$(1,632,931)	$(878,136)

Basic and diluted - loss per share	$(0.07)	$(0.10)	$(0.21)	$(0.23)

Basic and diluted - weighted average shares	9,270,726	4,109,754	7,903,205	3,887,436

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

 INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash Flows from Operating Activities
Net loss	$(1,632,931)	$(878,136)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	56,133	122,919
Interest expense accrued	166,658	–
Allowance for doubtful accounts	238,306	–
Common stock options compensation	53,969	–
Common stock issued for services	150,666	–
Change in current assets and current liabilities
Accounts receivable	(339,935)	1,355
Inventory	4,773	(7,684)
Employee advance	–	(5,803)
Prepaid expenses	5,742	(10,000)
Other assets	(11,995)	–
Accounts payable and accrued expenses	5,645	130,883
Due to CBI Polymers	2,796	(80,305)
Net cash used in operating activities	(1,300,173)	(726,771)

Cash Flows from Investing Activities
Purchase of property and equipment	(144,752)	–
Acquisition, net of cash acquired	(1,128,954)	–
Total cash used in investing activities	(1,273,706)	–

Cash Flows from Financing Activities
Payments on long-term financing agreements	–	(262,500)
Proceeds from sale of common stock	887,500	–
Proceeds from notes payable	2,500,000	1,010,000
Payments on notes payable	(596,355)	–
Net cash provided by financing activities	2,791,145	747,500

Net change in cash and cash equivalents	217,266	20,729

Cash at beginning of period	50,202	127
Cash at end of period	$267,468	$20,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$938	$–

NON CASH INVESTING & FINANCING ACTIVITIES
Property and equipment purchased under financing agreements	$29,916	$–
Conversion of notes and accrued interest to common stock	$–	$1,050,047
Acquisition of licenses under long term financing agreements	$–	$3,600,000
Acquisition of KT Chemicals, Inc. under short term promissory note	$2,700,000	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARY

(formerly ZEC, INC.)

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2017

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K as of and for the year end December 31, 2016 that was filed on February 15, 2018.

Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at September 30, 2017 and December 31, 2016. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

For the nine months ended September 30, 2017, approximately 3,485,000 common stock warrants and 2,646,000 common stock options were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2017 and December 31, 2016, an allowance for doubtful accounts was $238,306 and $0, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. For the nine months ended September 30, 2017, revenue reported by the Company was for product sales and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. During the year ended December 31, 2016, revenue reported by the Company was for commissions earned on product sales under previous agreements with KT and was recognized when: (i) persuasive evidence of a sales arrangement existed, (ii) the sales terms were fixed or determinable, (iii) title and risk of loss had been transferred, and (iv) collectability was reasonably assured. During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT.

Inventory

Inventory consisting of finished goods is stated at the lower of cost (first in, first out method) or net realizable value.

Income Taxes

The Company accounts for Federal and state income taxes using the asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the consolidated financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of September 30, 2017 and December 31, 2016.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $3,628,973 and $1,996,042, and a deficit in equity of $1,478,583 and $945,587 at September 30, 2017 and December 31, 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. In the ordinary course of the Company’s business, management is trying to raise additional capital through sales of common stock as well as seeking debt financing from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations, including potential discontinuance of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders.  Additionally, incurring additional indebtedness could involve an increased debt service cash obligation, as well as the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales and commissions receivable earned on sales made by the Company. Accounts receivable consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Trade receivables	$155,663	$-
Commissions receivable from KT (prior to acquisition)	-	13,600
	$155,663	$13,600

4. DUE TO / FROM

CBI

At September 30, 2017 and December 31, 2016, the Company owed CBI $4,463 and $1,667, respectively for license fees payable related to the Company’s Exclusive Patent License Agreement with CBI.

5. NOTES PAYABLE

On October 5, 2016, the Company assumed $494,919 of convertible promissory notes from CBI. The notes are convertible into shares of the Company’s common stock at the election of the Holder at any time after issuance, or at the election of the Company at maturity date. The number of shares issuable upon conversion is determined by dividing the principal and accrued interest by $0.40. The interest rate for these issued notes is 12% and each note has a maturity date of December 31, 2016. The maturity date of these notes was extended to June 30, 2017. On July 1, 2017, the notes went into default and as a result, accrued interest at the default interest rate of 15%. The principal and accrued interest balance of these notes at September 30, 2017 and December 31, 2016 was $556,629 and $509,076, respectively.

During the 4th quarter of 2016, the Company issued $385,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these notes ranges from 6% to 12% for a weighted average of 11.2%, and the notes have maturity dates of December 31, 2016 or June 30, 2017.  The notes with original maturities of December 31, 2016 were extended to June 30, 2017. On July 1, 2017, those notes went into default and as a result, accrued interest at the default interest rate of 15%. During the 1st quarter of 2017, the Company issued $1,900,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. There were no warrants exercised as of September 30, 2017.  The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017. During the 2nd quarter of 2017, the Company issued $600,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. There were no warrants exercised as of September 30, 2017.  The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017.  The principal and interest balance of these notes at September 30, 2017 and December 31, 2016 was $3,010,214 and $391,111, respectively.

See Note 12 for warrants exercised and conversion of these notes.

On February 15, 2017, the Company issued a short term promissory note to KT Chemicals stockholders in the amount of $2,700,000. The note is due on December 31, 2017. On February 15, 2017, the Company paid $1,150,000. During the nine months ended September 30, 2017, the Company paid an additional $580,000 leaving an outstanding balance of $970,000 as of September 30, 2017 (see Note 11).

6. ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Professional fees	$–	$38,000
Other accrued expenses	16,398	1,022
	$16,398	$39,022

7. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the nine months ended September 30, 2017 and 2016, was $28,761 and $23,512, respectively.

Concentrations

As of December 31, 2016, the entire balance in accounts receivable represents commissions due from KT Chemicals and license fees due from CBI. At December 31, 2016, the Company’s revenues consisted 100% of commissions due from KT Chemicals and license fees due from CBI.

8. STOCKHOLDERS’ EQUITY

As of September 30, 2017 and December 31, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

In September 2017, the Company sold 33,334 shares at $1.50 per share for a total cash amount of $50,000.

Preferred Stock

No preferred shares were issued or outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

As set forth in Note 5 there were $2,885,000 in notes payable issued. These notes came with one warrant for each dollar borrowed for a total 2,885,000 warrants at an exercise price of $0.50, all of which expire on December 31, 2017. The expiration date of the warrants was extended to December 31, 2018 (see Note 12). The fair value of these warrants upon issuance was $0.

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $0.

There were no warrants exercised during the nine months ended September 30, 2017. See Note 12 for warrants exercised subsequent to September 30, 2017.

Stock option plan

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027. During the nine months ended September 30, 2017, the Company granted 2,646,000 common stock options with exercise prices ranging from $0.00 to $1.50 per share. The fair value of the common stock options granted was $74,612. . (see Note 11)

9. RELATED PARTY TRANSACTIONS

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

Throughout 2016, the Company incurred consulting fees of $80,000 to a former executive and current shareholder. The unpaid balance due was $50,000 and $80,000 as of September 30, 2017 and December 31, 2016, respectively and is included in accounts payable in the accompanying consolidated financial statements.

10. INCOME TAXES

For the nine months ended September 30, 2017 and 2016, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at September 30, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at September 30, 2017 was appropriate.

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

The transaction resulted in recording assets, liabilities and goodwill at preliminary estimated fair value as follows (unaudited):

Total consideration	$2,707,800
The assets acquired and liabilities assumed were as follows:
Assets acquired:
Cash	$21,046
Inventory	38,500
Accounts receivable	40,434
Property and equipment, net	458,079
Total tangible assets	558,059
Liabilities assumed:
Accounts payable	28,932
Accrued expenses	11,693
Notes payable	104,586
Total liabilities	145,211
Net acquired assets	412,848
Goodwill	2,294,952
Total	$2,707,800

The following table presents selected unaudited pro forma information assuming the acquisition of KT Chemicals had occurred on January 1, 2016.

Pro Forma Information (unaudited)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$893,910	$557,587
Net loss	$(1,701,659)	$(1,017,693)
Loss per share	$(.22)	$(.26)

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, the Company’s consolidated financial statements as of and for the period ended September 30, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three-month and nine-month period ended September 30, 2017, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from issuance of convertible notes payable and the sale of common stock.

As of September 30, 2017, the Company had total assets of $3,348,103, consisting of current assets of $267,468 in cash, $155,663 in receivables, $41,411 in inventory, and $11,995 in other current assets and long term assets of $2,294,952 in goodwill and $576,614 in fixed assets. As of December 31, 2016, the Company had total assets of $77,228, consisting of current assets $50,202 in cash, $13,600 in receivables, $7,684 in inventory and $5,742 in prepaid expenses. The increase in total assets of $3,270,875, was largely the result of the purchase of KT.

As of September 30, 2017, the Company had total liabilities totaling $4,826,686 including $167,231 in accounts payable and accrued expenses, $4,536,843 in convertible notes and $118,149 in notes payable. As of December 31, 2016, the Company had total liabilities totaling $1,022,815 including $120,961 in accounts payable and accrued expenses, and $900,187 in convertible notes. The increase in liabilities of $3,803,871, was largely the result of issuing convertible notes payable to purchase KT and to provide working capital for the Company’s operations related to its sales, marketing and operating efforts.

At September 30, 2017, the Company had an accumulated stockholders’ deficit of $1,478,583, and $945,587 at December 31, 2016. The increase is a result of the items discussed above.

RESULTS OF OPERATIONS

The Company realized only modest revenues from sales of products during the past year. On February 15, 2017, the Company acquired KT Chemicals, Inc. and as a result, revenues during the quarter ended September 30, 2017 were $355,159 and revenues during the quarter ended September 30, 2016 were $20,936. During the quarter ended September 30, 2017, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Comparison of the three and nine-month periods ended September 30, 2017 and September 30, 2016.

Revenues

For the three-month period ended September 30, 2017, the Company had revenues of $355,159, and for the same period in 2016, the Company had revenues of $20,936. For the nine-month period ended September 30, 2017, the Company had revenues of $855,663, and for the same period in 2016 it had revenues of $26,414. The increase in revenues is primarily the result of the acquisition of KT.

Operating Expenses

For the three-month and nine-month periods ended September 30, 2017, the Company’s operating expenses totaled $705,884 and $1,891,661, respectively. During the same periods in 2016, the Company’s operating expenses totaled $405,310 and $859,539, respectively. The increase in each period is primarily related to an increase in professional fees relating to marketing and business development, bad debt expense and payroll cost due to the acquisition of KT and stock compensation expense.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and other material assets and minimal revenues from operations during the three months and nine months periods ended September 30, 2017. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 1, 2017, certain of the Company’s convertible notes with maturity dates of June 30, 2017 went into default. On December 31, 2017, the Company issued a total of 3,877,931 common shares as settlement of all outstanding convertible debt instruments’ principal and accrued interest. Upon conversion of the convertible debt into common stock, the Company cured the event of default.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (extensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statement of Operations for the three months and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2018

Worldwide Specialty Chemicals Inc.

By:	/s/ E. Thomas Layton
E. Thomas Layton
CEO, CFO and Director

By:	/s/ Paul Williams
Paul Williams
CFO and Director

