Form 10-K
period 2017-12-31
Worldwide Specialty Chemicals Inc.
filed 2018-07-18
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Worldwide Specialty Chemicals Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-55554	47-5048026
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was $0.00 (based on lack of any trading market or posted price). This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

As of July 9, 2018, there were 24,855,893 of the registrant’s common stock, par value $.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

WORLDWIDE SPECIALTY CHEMICALS INC.
FORM 10-K

i

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

ii

PART I

Item 1. BUSINESS.

General

Worldwide  Specialty Chemicals Inc., (WSC) a Delaware Corporation formed on March 26, 2014 is an international specialty chemical company. Its principal executive offices are located at Downtown Republic Center, Suite 3100, 325 N. Saint Paul Street, Dallas, Texas 75201. WSC’s corporate telephone number is 469-513-4198. WSC does not currently have a stock symbol.

On February 15, 2017, the WSC acquired 100% ownership of KT Chemicals, Inc. (“KT Chemicals” or “KT”), a Texas Corporation founded in February 2014 (collectively, the “Company”). WSC anticipates continuing to acquire, merge with, and/or start other industry specific specialty chemical subsidiaries.

KT is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT is located at 1002 North Central Expressway, Suite 499, Richardson, Texas 75080.

Business Overview

The Company is an international specialty chemical company with many products that are friendly to the environment. The common description is “green chemicals”. The Company has degreed chemists on staff with years of successful experience in the specialty chemical industry. The term “specialty chemicals,” is best defined by those chemicals whose formulas allow the chemical compounds to perform a specific function for a class of customers. The Company’s products have been used successfully in a diverse array of applications, including:

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

Products and Services

Decontamination Products

The Company has since inception been engaged in the business of specialty chemicals, selling a variety of decontamination chemical products worldwide. The specialty chemicals sold by the Company have been used in the US, Canada, the UK, and other locations to remove radioactive materials and toxic industrial chemicals. The Company’s family of products is also used in related applications, such as restoration of cement and other surfaces, for removal of paint and graffiti.

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

KT Chemicals Products

Effective February 15, 2017, the Company acquired all of the outstanding shares of KT Chemicals, Inc. KT Chemicals is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT Chemicals’ products utilize all natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. Its product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials cleanup, nuclear decommissioning, industrial cleaning, and odor control. KT Chemicals takes pride in noting that all of the ingredients in its products are selected from the EPA’s Design for the Environment (DfE) list. The full range of KT Chemicals’ product line is described on its website: www.kt-chemicals.com.

Product research and development is an ongoing and continuous process at KT Chemicals. Consequently, some of its product variations and some of its newer products are a result of product research and feedback from its customers.

Intellectual Property

The decontamination family of products current sold by the Company are protected by patents and trademarks held by CBI Polymers, Inc. (CBI). Although not explicitly addressed in the Company’s Exclusive Patent License Agreement with CBI, CBI has historically permitted the Company to use its trademarks for sales purposes.

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

The Company considers a number of its small - to medium-sized business competitors to potentially be attractive acquisition targets.

Employees

As of December 31, 2017, the Company had four fulltime employees three paid consultants. The employees are not covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Legal Proceedings

The Company is not a party to or otherwise involved in any legal proceedings, claims, or other legal matters.

Government Regulation

The products sold by the Company are extensively regulated by federal and state authorities in the United States. The Company believes it is in compliance with federal and state requirements in order that it may continue to sell products to its clients consistent with applicable laws and regulations.

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

The Company relies on key executive officers, and their knowledge of its business and technical expertise would be difficult to replace. The Company is highly dependent on its executive officers: its Chairman and Chief Executive Officer, E. Thomas Layton, and Karl M. Taft III, the President of KT Chemicals, Inc. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain highquality senior executives in the future. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company’s future business of its decontamination products is largely dependent upon government spending, which is beyond the Company’s control. The Company’s DeconGel™ decontamination products have been marketed chiefly to governmental agencies, primarily the Department of Defense and the Department of Energy. The Company has demonstrated its products at the Idaho, Los Alamos, and Oak Ridge National Laboratories, and the Hanford Nuclear Site as well as at various US Navy facilities. Budgets for these facilities and the departments that operate them are set by Congress and are subject to political priorities and decisions and vary from year to year. A reduction in funding for these departments and/or for decontamination services within these departments could in turn reduce demand for its products and have a material adverse effect on its financial condition and results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company leases various office space on a month to month basis.

Item 3. LEGAL PROCEEDINGS.

There is no litigation, pending or threatened, by or against the Company.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

No established public trading market exists for its common stock at present. The Company is working with a broker-dealer to make application to FINRA for a trading symbol for its common stock in order that the Company’s securities may be traded on the OTC Markets. However, there is no assurance that FINRA will provide us a symbol or, if a trading symbol is provided, that a market for its common stock will develop.

Holders

The approximate number of stockholders of record of the Company’s common stock at June 22, 2018 was 99.

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

On April 2, 2018, the Company sold 6,667 common shares at $1.50 per share for a total cash amount of $10,000.

On April 13, 2018, the Company sold 13,400 common shares at $1.50 per share for a total cash amount of $20,100.

On April 30, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On May 4, 2018, 15,000 warrants were exercised at $.50 per share for a total cash amount of $7,500.

On May 4, 2018, 10,000 warrants were exercised at $.50 per share for a total cash amount of $5,000.

On May 18, 2018, the Company sold 13,000 common shares at $1.50 per share for a total cash amount of $19,500.

On May 19, 2018, 39,000 warrants were exercised at $.50 per share for a total cash amount of $19,500.

On May 21, 2018, 15,000 warrants were exercised at $.50 per share for a total cash amount of $7,500.

On May 24, 2018, the Company sold 5,000 common shares at $1.50 per share for a total cash amount of $7,500.

On June 7, 2018, the Company sold 6,667 common shares at $1.50 per share for a total cash amount of $10,000.

On June 15, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On June 26, 2018, 40,000 warrants were exercised at $.50 per share for a total cash amount of $20,500.

On June 28, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

Repurchases of Equity Securities

None.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (”MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

OVERVIEW

Prior to the acquisition of KT Chemicals on February 15, 2017, the Company had realized only modest revenues from commissions. Revenues during the year ended December 31, 2017, were $1,141,209 and $40,014 for the year ended December 31, 2016. During the year ended December 31, 2017, the Company concentrated its efforts on (a) testing and marketing of its products; (b) customer acquisition; and (c) sourcing and developing new products to fulfill customers’ requirements.

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues

For the year ended December 31, 2017, its revenues were $1,141,209, and for the same period in 2016, the Company had $40,014. The increase in sales is the result of the acquisition of KT Chemicals.

Operating Expenses

For the year ended December 31, 2017, its operating expenses totaled $2,979,839. These primarily consisted of general and administrative costs of $2,752,486, selling expenses of $144,065 and $83,288 of depreciation expense. For the year ended December 31, 2016, its operating expenses totaled $1,885,909. These consisted of general and administrative costs of $924,478; selling expenses of $118,280; and amortization and impairment of license agreements of $843,151.  The increase is primarily related an increase in professional fees relating to marketing and business development, bad debt expense and payroll cost due to the acquisition of KT Chemicals and share based compensation expense.

Liquidity and Capital Resources

During the year ended December 31, 2017, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from issuance of convertible notes payable and the sale of common stock.

The Company had total assets of $3,311,273 and $77,228 as of December 31, 2017 and 2016, respectively. Its current assets at December 31, 2017, consisted of $275,886 in cash, $49,603 in receivables, $62,541 in inventory and $39,307 in prepaid expenses and other current assets and its long term assets were $2,883,936. As of December 31, 2016, included $50,202 in cash, $13,600 in receivables, $7,684 in inventory, $5,742 in prepaid expense and $0 in long term assets. The increase in total assets of $3,234,045, was largely due to the purchase of KT Chemicals.

As of December 31, 2017, the Company had total liabilities totaling $357,968 including $248,656 in accounts payable and other expenses and $109,312 in notes payable. As of December 31, 2016, the Company had total liabilities totaling $1,022,815 including $120,961 in accounts payable and accrued expenses, and $900,187 in convertible notes. The decrease in liabilities of $664,847, was largely the result of the conversion of notes payable to common stock. issuing convertible notes payable to purchase KT Chemicals and to provide working capital for the Company’s operations related to its sales, marketing and operating efforts.

At December 31, 2017, the Company had a stockholders’ equity (deficit) of $2,953,305 and $(945,587) at December 31, 2016. The increase is a result of the items discussed above.

The Company has incurred net losses since inception. Its cash position is insufficient to meet its anticipated continuing operating expenses, and its independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that it can continue as an ongoing business unless it alters its business model and/or obtain additional capital, so it can pay its ongoing operational costs. The Company has significantly altered its business model to the point where it believes these changes alone will make the Company self-sustaining, although there is no assurance that this will happen. In addition, it continues to seek investment capital in the belief that this will allow more rapid growth and make its ability to continue operations less doubtful.

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

Critical Accounting Policies

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at December 31, 2017 and 2016. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature.

The carrying value of the notes payable approximates fair value as they bear market rates of interest.

Revenue Recognition.

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. During 2017, revenue reported by the Company was for product sales and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. During 2016, revenue is for commissions earned on product sales under agreements with KT Chemicals and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. Revenue related to license agreements are recognized once earned in accordance with the applicable license agreement. During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT Chemicals.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2017 and 2016, the allowance for doubtful accounts was $0.

Stock-Based Compensation.

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free interest rate from 1.50% to 2.481% in 2017, dividend yield of 0%, expected life of 3.25 - 10 years and volatility of 71.70%.

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

Disclosure of Contractual Obligations

Effective December 31, 2016, the Company entered into an Exclusive Patent Licenses Agreement with CBI Polymers, Inc. ("CBI"), pursuant to which the Company would sell DeconGel™ and pay 10% of the net selling price to CBI, as a license fee.

Additionally, the Company leases various office space that houses the plant and corporate offices on a month to month basis.

As discussed in note 4 of the consolidated financial statements, the Company is party to certain debt instruments related to its vehicles and equipment.

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

Effective May 18, 2018, Mr. Paul Williams was appointed to the Board of Directors of the Company. Contemporaneously with such appointment, the Board of Directors of the Company appointed Mr. Williams to assume the role of Chief Financial Officer.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Worldwide Specialty Chemicals Inc. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2017 AND 2016

Worldwide Specialty Chemicals Inc. and Subsidiary

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Worldwide Specialty Chemicals, Inc.

We have audited the accompanying consolidated balance sheets of Worldwide Specialty Chemicals, Inc. and subsidiary (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2017.

Dallas, Texas

July 17, 2018

Worldwide Specialty Chemicals Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31,

	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$275,886	$50,202
Accounts receivable	49,603	13,600
Inventory	62,541	7,684
Prepaid expenses	8,205	5,742
Other current assets	31,102	–
Total current assets	427,337	77,228

GOODWILL	2,294,952	–

FIXED ASSETS
Vehicles and trailers	223,413	–
Equipment	420,004	–
Leasehold improvements	28,855	–
	672,272	–
Accumulated depreciation	(83,288)	–
Fixed assets, net	588,984	–

TOTAL ASSETS	$3,311,273	$77,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$224,244	$81,939
Accrued expenses	19,949	39,022
Due to CBI	4,463	1,667
Notes payable – current portion	35,650	900,187
Total current liabilities	284,306	1,022,815

NON-CURRENT LIABILITIES
Notes payable	73,662	–

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,300,326 issued and outstanding as of December 31, 2017 and 6,817,393 issued and outstanding as of December 31, 2016	2,430	682
Additional paid-in-capital	7,661,882	1,049,773
Accumulated deficit	(4,711,007)	(1,996,042)
Total stockholders' equity (deficit)	2,953,305	(945,587)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,311,273	$77,228

The accompanying notes are an integral part of these consolidated financial statements.

Worldwide Specialty Chemicals Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,

	2017	2016

REVENUE	$1,141,209	$40,014
COST OF GOODS SOLD	641,462	6,517

Gross profit	499,747	33,497

OPERATING EXPENSES
General and administrative	2,752,486	924,478
Selling	144,065	118,280
Depreciation	83,288	–
License impairment	–	843,151
Total operating expenses	2,979,839	1,885,909

OTHER (INCOME) EXPENSE
Interest income	(32)	(4)
Interest expense	234,905	60,315
Other expense	–	2,710
Total other expense	234,873	63,021

NET LOSS	$(2,714,965)	$(1,915,433)

Basic and diluted loss per share	$(0.31)	$(0.41)

Weighted average shares - basic and diluted	8,822,360	4,617,918

The accompanying notes are an integral part of these consolidated financial statements.

Worldwide Specialty Chemicals Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2015	3,580,000	$358	$–	$(80,609)	$(80,251)

Common stock issued for license agreement at $0.015 per share on April 21, 2016	500,000	50	–	–	50

Notes payable converted to common stock on September 30, 2016	2,737,393	274	1,049,773	–	1,050,047

Net loss	–	–	–	(1,915,433)	(1,915,433)

Balance as of December 31, 2016	6,817,393	682	1,049,773	(1,996,042)	(945,587)

Common stock issued for acquisition of KT Chemicals, Inc. on February 15, 2017 at $0.015 per share	520,000	52	7,748	–	7,800

Common stock issued for services on July 19, 2017	1,900,000	190	150,476	–	150,666

Common stock issued on August 31, 2017 for $.50 - $1.50 per share	1,150,000	115	837,385	–	837,500

Common stock issued on September 17, 2017 for $1.50 per share	33,334	3	49,997		50,000

Common stock issued for services on November 29, 2017	7,500,000	750	461,384	–	462,134

Notes payable converted to common stock on December 31, 2017	3,877,931	388	3,631,072	–	3,631,460

Warrants exercised to purchase common stock on December 31, 2017	2,375,000	237	1,187,263	–	1,187,500

Options exercised to purchase common stock on December 31, 2017	126,668	13	189,987	–	190,000

Share based compensation	–	–	96,797	–	96,797

Net loss	–	–	–	(2,714,965)	(2,714,965)
Balance as of December 31, 2017	24,300,326	$2,430	$7,661,882	$(4,711,007)	$2,953,305

The accompanying notes are an integral part of these consolidated financial statements.

Worldwide Specialty Chemicals Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,

	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,714,965)	$(1,915,433)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	83,288	843,151
Allowance for doubtful accounts	238,306	–
Interest expense accrued	231,272	60,315
Share based compensation	96,797	–
Common stock issued for services	612,800	–
Changes in operating assets and liabilities
Accounts receivable	(233,875)	(12,245)
Inventory	(16,357)	(7,684)
Prepaid expenses	(2,463)	(5,742)
Other current assets	(31,102)	–
Accounts payable and accrued expenses	82,607	83,461
Due to CBI	2,796	(128,298)
Net cash used in operating activities	(1,650,896)	(1,082,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(1,128,954)	–
Purchase of property and equipment	(184,277)	–
Net cash used in investing activities	(1,313,231)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	2,500,000	1,395,000
Payments on notes payable	(1,575,189)	(262,500)
Proceeds from the sale of common stock	2,265,000	50
Net cash provided by financing activities	3,189,811	1,132,550

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	225,684	50,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,202	127

CASH AND CASH EQUIVALENTS AT END OF YEAR	$275,886	$50,202

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of licenses under long term financing agreements	$–	$1,440,000
Notes payable and accrued interest converted to common stock	$3,631,460	$1,050,047
Convertible promissory notes assumed from CBI	$–	$494,919
Property and equipment purchased under financing agreements	$29,916	$–
Acquisition under a short term promissory note	$2,700,000	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$3,632	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Worldwide Specialty Chemicals Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc. (“WSC”), a Delaware corporation formed in March of 2014 and based in downtown Dallas, Texas, is an international specialty chemical company with many products that are friendly to the environment. On February 15, 2017, WSC acquired 100% ownership of KT Chemicals, Inc. (“KT Chemicals” or “KT” ), a Texas corporation founded in February 2014 (WSC and KT are collectively referred to as the “Company”). KT is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT is located at 1002 North Central Expressway, Suite 499, Richardson, Texas 75080.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at December 31, 2017 and 2016. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

For the years ended December 31, 2017 and 2016, approximately 1,110,000 and 2,885,000 common stock warrants, respectively, and 3,439,750 and 0 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2017 and 2016, the allowance for doubtful accounts was $0.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605, “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. During 2017, revenue reported by the Company was for product sales and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. During 2016, revenue is for commissions earned on product sales under agreements with KT Chemicals and is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured.  Revenue related to license agreements are recognized once earned in accordance with the applicable license agreement. During the year ended December 31, 2016, 100% of the Company’s revenue was related to the license agreement with KT Chemicals.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of December 31:

	2017	2016
Finished goods	$22,753	$7,684
Raw materials	35,557	–
Packaging supplies	4,231	–
	$62,541	$7,684

Fixed Assets

Fixed assets consist of furniture, fixtures and office equipment, vehicles and trailers, equipment and leasehold improvements that are stated at cost, less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to earnings over their estimated service lives (3 – 10 years) under the straight-line method.

Maintenance and repairs are charged to earnings as incurred; major repairs and replacements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment operated under material leases which transfer substantially all benefits and risks associated with the assets to the Company are capitalized. An asset and liability equal to the present or fair value, if appropriate, of minimum payments over the term of the leases are recorded. Depreciation of the asset is computed using the straight-line method over the life of the asset. Expenses associated with operating leases are charged to income as incurred.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for KT in the accompanying consolidated balance sheet to be impaired as of December 31, 2017. (see Note 10)

The accompanying consolidated balance sheets, consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows include the results of operations of KT from the date of acquisition.

Goodwill consists of the following:

Goodwill at December 31, 2016	$–
Goodwill generated from acquisition of KT	2,294,952
Goodwill at December 31, 2017	$2,294,952

Share-Based Compensation

The Company recognizes compensation expense for all share-based payments in accordance with FASB Codification Topic 718, Compensation — Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. The fair value at the measurement date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated number of stock options that are expected to vest.

Income Taxes

The Company accounts for Federal and state income taxes using the asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of December 31, 2017 and 2016.

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

License Fee

Effective December 31, 2016, the Company entered into an Exclusive Patent Licenses Agreement with CBI Polymers, Inc. ("CBI"), pursuant to which the Company would sell DeconGel™ and pay 10% of the net selling price to CBI, as a license fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during 2017 and 2016 resulting in an accumulated deficit of $4,711,007 at December 31, 2017, and an accumulated deficit of $1,996,042 and a deficit in equity of $945,587 at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

Recently Issued Accounting Pronouncements

Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which modifies existing requirements regarding measuring inventory at the lower of cost and market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017. Adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The amendments in this Update are to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The financial impact of this ASU did not have a significant impact on the Company’s financial statements.

Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The guidance was originally effective for public entities for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify aspects of Topic 606, including assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition and completed contracts at transition. The Company is in the process of evaluating the impact of this new guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods. ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of ASU 2017-04.

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for the Company on a prospective basis beginning on January 1, 2018. ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales and commissions earned on sales made by the Company. Accounts receivable consist of the following at December 31:

	2017	2016
Commissions receivable from KT (prior to acquisition)	$–	$13,600
Trade receivables	49,603	–
	$49,603	$13,600

3. DUE TO / FROM CBI

At December 31, 2017 and 2016, the Company owed CBI $4,463 and $1,667, respectively for license fees payable related to the Company's Exclusive Patent License Agreement with CBI.

4. NOTES PAYABLE

Convertible Promissory Notes Payable

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

On October 5, 2016, the Company assumed $494,919 of convertible promissory notes from CBI. The notes are convertible into shares of the Company's common stock at the election of the Holder at any time after issuance, or at the election of the Company at maturity date. The number of shares issuable upon conversion is determined by dividing the principal and accrued interest by $0.40. The interest rate for these issued notes is 12% and each note has a maturity date of December 31, 2016. The maturity date of these notes was extended to June 30, 2017. On July 1, 2017, the notes went into default and as a result, accrued interest at the default interest rate of 15%. The principal and accrued interest balance of these notes at December 31, 2017 and December 31, 2016 was $0 and $509,076, respectively.

During the 4th quarter of 2016, the Company issued $385,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company's common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these notes ranges from 6% to 12% for a weighted average of 11.2%, and the notes have maturity dates of December 31, 2016 or June 30, 2017. The notes with original maturities of December 31, 2016 were extended to June 30, 2017. On July 1, 2017, those notes went into default and as a result, accrued interest at the default interest rate of 15%. During the 1st quarter of 2017, the Company issued $1,900,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company's common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017. During the 2nd quarter of 2017, the Company issued $600,000 in principal amount of convertible promissory notes, for cash consideration. The notes provide for conversion into Company common stock, and the number of shares issuable upon conversion is determined by dividing the principal amount plus accrued interest by the conversion price of $1.25. For each $1.00 invested in convertible promissory notes, the investor also received a warrant to purchase one share of the Company's common stock at an exercise price of $0.50 per share. Each such warrant is exercisable for the period of time ending December 31, 2017. The interest rate for these issued notes is 6% and each note has an original maturity date of June 30, 2017 with the option to extend the maturity date to December 31, 2017. The principal and interest balance of these notes at December 31, 2017 and December 31, 2016 was $0 and $391,111, respectively.

Effective December 31, 2017, the Company issued a total of 3,877,931 common shares as settlement of all outstanding convertible promissory notes payable, having principal and accrued interest totaling $3,631,460. The conversion of the outstanding debt and accrued interest cured the events of default under such debt instruments.

Acquisition Note Payable

On February 15, 2017, the Company issued a short term promissory note to KT Chemicals stockholders in the amount of $2,700,000, of which $1,150,000 was paid on the acquisition date. The note was due on December 31, 2017. During 2017, the Company paid the note in full.

Vehicles and Equipment Notes Payable

The Company has three notes payable with separate financial institutions relating to the purchase of certain of the Company’s vehicles and equipment. The balance outstanding under these notes payable was $109,312 and $0 at December 31, 2017 and 2016, respectively. The notes payable bear interest ranging from 3.95% - 5.99% with principal and interest due monthly. The notes mature in July 2020, December 2020 and February 2021.

The Company’s future minimum principal payments as of December 31, 2017 are as follows:

2018	$35,650
2019	37,251
2020	34,292
2021	2,119
2022 and thereafter	–
$109,312

5. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2017	2016
Professional Fees	$–	$38,000
Other Accrued Expenses	19,949	1,022
	$19,949	$39,022

6. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions lowered the corporate tax rate to 21%. Given this date of enactment, the Company’s consolidated financial statements as of and for the year ended December 31, 2017 reflect the impact of the Act.

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) since that date total $4,933,788 as of December 31, 2017 and may be carried forward to offset future taxable income. As future taxable income is uncertain, a full valuation allowance has been recorded and accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31:

	2017	2016
Tax benefit calculated at statutory rate	21%	34%
Expense not deductible	(.19)	(0.15)
Changes to valuation allowance	(11.29)	(33.85)
Effect of U. S. Statutory rate changes	(9.52)	–
Provision for income taxes	–%	–%

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31:

	2017	2016
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,036,096	$675,696
Fixed assets	24,079	–
Net non-current deferred tax liabilities:
Intangible assets	(10,841)	–

Net	1,049,333	675,696
Less valuation allowance	(1,049,333)	(675,696)
Net deferred taxes	$–	$–

The change in valuation allowance of $373,637 was driven primarily by the current year loss and the change in statutory rate.

7. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the year ended December 31, 2017 and 2016 was $99,750 and $23,512, respectively.

Concentrations

As of December 31, 2016, the entire balance in accounts receivable represents commissions due from KT Chemicals (prior to its acquisition) and license fees due from CBI. At December 31, 2016, the Company's revenues consisted 100% of commissions due from KT Chemicals and license fees due from CBI.

8. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 31, 2017 and 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Warrants

During 2014, under the previous management, prior to the current change of control, the Company distributed two million five hundred thousand warrants in the Company to all of its previous creditors of the Company. The creditors received five warrants in the Company for each $0.10 of the Company’s previous administrative debt which they held. These creditors received an aggregate of 2,500,000 warrants consisting of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2017. All warrants expired in August of 2017.

As set forth in Note 4 there were $2,885,000 in notes payable issued. These notes came with one warrant for each dollar borrowed for a total 2,885,000 warrants at an exercise price of $0.50, all of which expire on December 31, 2017. On February 9, 2018, the expiration date of the warrants was extended to December 31, 2018 (see Note 11). The fair value of these warrants upon issuance was $0.

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $302.

There were 2,375,000 warrants exercised during the year ended December 31, 2017 at $.50 per share for a total cash amount of $1,187,500.

As of December 31, 2017 and 2016, there were 1,110,000 and 2,885,000 common stock warrants outstanding, respectively, with an exercise price of $.50. See Note 11 for additional warrants exercised subsequent to December 31, 2017.

Stock option plan

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option grant are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027. On December 28, 2017, the Plan was amended to increase the maximum number of shares of stock that may be issued to 3,750,000.

Stock option activity during the year ended December 31, 2017 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	–	$–	$–
Granted	3,566,418	$0.00 - 1.50	$0.39
Exercised	126,668	$1.50	$1.50
Canceled or expired	–	–	–
Outstanding - end of year	3,439,750	$0.00 - 1.50	$0.39	113 months

Exercisable - end of year	2,827,417		$0.42	113 months

The fair value of each option grant is calculated using the following assumptions:

2017

Expected life – years	3.25 – 10
Interest rate	1.50 - 2.48%
Volatility	71.70%
Dividend yield	–%

Total share based compensation expense (including stock grants) included in salaries and wages was $709,597 for the year ended December 31, 2017. Unamortized share-based compensation expense as of December 31, 2017 amounted to $10,548 which is expected to be recognized over the next 20 months.

9. RELATED PARTY TRANSACTIONS

Throughout 2017, the Company incurred consulting fees of $299,710 to three current shareholders. The unpaid balance due was $77,000 as of December 31, 2017 and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report.

The Company was also a sales representative of KT Chemicals, Inc., which was partially owned by E. Thomas Layton until immediately prior to the Company’s acquisition of KT (see Note 10).

Throughout 2016, the Company paid consulting fees of $21,503 to a company named Maine Consultants Inc. owned by the spouse of E. Thomas Layton. As of October 2016, the Company no longer relied on Maine for any consulting services.

Throughout 2016, the Company incurred consulting fees of $80,000 to a former executive and current shareholder. The unpaid balance due was $25,000 and $80,000 as of December 31, 2017 and 2016, respectively and is included in accounts payable in the accompanying consolidated financial statements.

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

The transaction resulted in recording assets, liabilities and goodwill at preliminary estimated fair value as follows:

Total consideration	$2,707,800

The assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$21,046
Inventory	38,500
Accounts receivable	40,434
Property and equipment, net	458,079
Total tangible assets	558,059

Liabilities assumed:
Accounts payable	28,932
Accrued expenses	11,693
Capital lease	104,586
Total liabilities	145,211
Net acquired assets	412,848

Goodwill	2,294,952

Total	$2,707,800

The following table presents selected unaudited pro forma information assuming the acquisition of KT Chemicals had occurred on January 1, 2016.

Pro Forma Information (unaudited)	December 31, 2017	December 31, 2016
Revenues	$1,179,456	$755,660
Net loss	$(2,783,694)	$(2,234,996)
Loss per share	$(.31)	$(.48)

The unaudited pro forma revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for the future periods or the results of operations that would have been realized had the Company consolidated KT Chemicals during the period noted.

11. SUBSEQUENT EVENTS

On February 9, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 4,500,000. It was further amended on March 18, 2018 to increase the maximum number of shares of stock that may be issued to 5,000,000

On January 3, 2018, 80,000 warrants were exercised at $.50 per share for a total cash amount of $40,000.

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

On April 2, 2018, the Company sold 6,667 common shares at $1.50 per share for a total cash amount of $10,000.

On April 13, 2018, the Company sold 13,400 common shares at $1.50 per share for a total cash amount of $20,100.

On April 30, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On May 4, 2018, 15,000 warrants were exercised at $.50 per share for a total cash amount of $7,500.

On May 4, 2018, 10,000 warrants were exercised at $.50 per share for a total cash amount of $5,000.

On May 18, 2018, the Company sold 13,000 common shares at $1.50 per share for a total cash amount of $19,500.

On May 19, 2018, 39,000 warrants were exercised at $.50 per share for a total cash amount of $19,500.

On May 21, 2018, 15,000 warrants were exercised at $.50 per share for a total cash amount of $7,500.

On May 24, 2018, the Company sold 5,000 common shares at $1.50 per share for a total cash amount of $7,500.

On June 7, 2018, the Company sold 6,667 common shares at $1.50 per share for a total cash amount of $10,000.

On June 15, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On June 26, 2018, 40,000 warrants were exercised at $.50 per share for a total cash amount of $20,500.

On June 28, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Its chief executive officer assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, its management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Its chief executive officer has concluded that, as of December 31, 2017, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Its chief executive officer reviewed the results of his assessment with its board of directors.

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

This annual report does not include an attestation report of its Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding each person who served as an officer or director at any time during fiscal year 2017.

Name	Age	Positions with the Company
E. Thomas Layton	81	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
Karl M. Taft III	44	President of KT Chemicals, Inc. (since February 15, 2017)

E. Thomas Layton, 81, has been Chairman, CEO and Director of the Company since September 2015. From January 2014 until May 2018 he also served as the Company’s Chief Financial Officer and Chief Accounting Officer. From January 2014 until September 2015 he was the senior advisor to KT Chemicals, Inc. From 2013, he was CEO and is currently the Chairman of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAIOSR, a clinical research organization. From 1998 until 2014 he was also an independent consultant to a variety of companies. From 1998 until 2009 most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012 he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work he also served as a court authorized debtor-in-possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998 he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that he managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board. He holds an AB Degree from Central Methodist College with a major in Chemistry. Mr. Layton is CEO and a Director of the Company because of his long and successful history in sales and management, and especially in the chemical industry.

Mr. Layton’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of the Company since September 2015
•	A seasoned manager

Executive Officer, Significant Subsidiary

Karl M. Taft III, 44, the founder and President of KT Chemicals Inc. (a wholly owned subsidiary of the Company). Prior to that Mr. Taft was one of the founders of Hoku Corporation, a solar energy products and services company, and served as its Chief Technology Officer from March 2001 to November 2010. From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting parts, including as Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University. Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute, and an M.B.A. from Portland State University.

Executive Officer appointed subsequent to December 31, 2017

Paul O. Williams, effective May 18, 2018, Mr. Williams was appointed to the Board of Directors of the Company. Contemporaneously with such appointment, the Board of Directors of the Company appointed Mr. Williams to assume the role of Chief Financial Officer.

Mr. Williams graduated from Austin College in Sherman, Texas is 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc. in Plano, Texas, a corporate financial advisory and business development firm serving middle market growth companies. Mr. Williams personally provides corporate financial advisory and business development consulting services.

In addition, Mr. Williams also serves as an officer and director of two other public companies. Mr. Williams currently serves as Vice Chairman of the Board & Chief Financial Officer of Financial Gravity Companies, Inc. (OTCQB: FGCO) in Allen, Texas since 2015. Mr. Williams also currently serves as Chairman of the Board & Chief Financial Officer of Light Engine Design Corp. (OTC: TLED) in Tempe, Arizona since 2017.

Mr. Williams also serves as an officer and director of three other private companies. Mr. Williams currently serves as: Vice Chairman of the Board & Chief Financial Officer of Dynamic Chemical Solutions, Inc. in Frisco, Texas since 2016; Chairman of the Board & Chief Financial Officer of Curtis Mathes, Inc. in Frisco, Texas since 2013; and Chairman of the Board of Championship Sports Group, Inc. in Frisco, Texas since 2012.

Mr. Williams also currently serves on the Board of Directors and Executive Committee of the Frisco Chamber of Commerce and served as their Chairman of the Board in 2007. In 2009, he was recognized as the CFO of the Year for North Texas by the Dallas Business Journal.

The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to the conclusion that he is qualified to serve as a director for the Company. Mr. Williams specific experience qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 40 years of business experience, primarily in capital markets and mergers & acquisitions.
•	Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies.
•	Has served as both an officer and director of other public companies.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the year ended December 31, 2017 and 2016 are set out in the summary compensation table below:

•	The Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer (Principal Executive Officer);
•	The President of KT Chemicals Inc. (a wholly owned subsidiary of the Company)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Thomas Layton	2017	$159,375	$-0-	$189,729	$16,464	$20,000 (1)	$385,568
CEO, CFO, CAO (Principal Executive Officer)	2016	$81,250	$60,400	-0-	-0-	$78,500 (1)	$220,150

Karl M. Taft III (President, KT Chemicals, Inc. - a wholly owned subsidiary of the Company)	2017	$-0-	$-0-	$189,729	$8,964	$-0-	$198,693

____________________

(1) Other compensation consisted of $2,000 and $62,500 of compensation paid Mr. Layton during 2017 and 2016, respectively, plus $18,000 and $16,000 of medical reimbursements during 2017 and 2016, respectively.

Effective May 1, 2016, Mr. Layton entered into an employment agreement with the Company, providing for monthly compensation of $12,500 ($150,000 per year) plus a discretionary bonus premised upon Company performance, in consideration of his services as Chairman and Chief Executive Officer. The agreement has a one-year term and renews annually. Effective May 31, 2017, Mr. Layton’s salary was increased to $13,750 per month.

There are no other agreements in place or contemplated to provide additional compensation to any officer or director. The Company does not have retirement, pension, profit sharing, or insurance programs or other similar programs for the benefit of its officers and directors.

Summary Compensation

Except as described above, the Company has no employment agreements with any director or executive officer.

For the fiscal year ended December 31, 2017, no outstanding stock options or other equity-based awards were repriced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s agreement and the discretionary bonus contained in Mr. Taft’s employment agreement, there are no nonequity incentive plan agreements with any director or Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any Named Executive Officer as of December 31, 2017.

Director Compensation Table

During the year ended December 31, 2017, Mr. Layton was the Company’s Chairman and sole director. Expect as described above, there was no other director compensation during the year ended December 31, 2017.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 9, 2018 regarding the beneficial ownership of its common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

	Amount of Beneficial	Percentage
Beneficial Owner(1)	Ownership (1)	of Shares
E. Thomas Layton (2), (3)	5,350,000	20.77%
Karl Taft (2), (4)	4,370,000	17.30%
Ernest K.F. Lum (2), (5)	4,433,310	17.62%
Paul Williams (2)	3,400,000	13.68%

Directors and executive officers as group (three persons)	13,270,000	51.75%

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

(4) Represents shares owned by both Mr. Taft and Mr. Taft's spouse, the ownership of which is attributed to Mr. Taft and options to purchase 400,000 shares.

(5) Represents ownership of 4,133,310 shares and options to purchase 300,000 shares.

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

Throughout 2017, the Company incurred consulting fees of $299,710 to three current shareholders. The unpaid balance due was $77,000 as of December 31, 2017 and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report.

The Company paid consulting fees of $21,503 to a company named Maine Consultants Inc. which is owned by the spouse of E. Thomas Layton. As of October 2016, the Company no longer relied on Maine for any consulting services.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fiscal Year 2017

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the fiscal year ended December 31, 2017.

Audit Fees.  $65,194

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

Fiscal Year 2016

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

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10-K
2.1	Plan of reorganization authorizing formation of the Company	10 12G/A	00055554	2.1	2/8/16
2.2	Stock Purchase Agreement dated February 15, 2017, among Karl M. Taft III and Michelle L. Taft, as sellers, and ZEC, Inc.	8-K	00055554	2.1	2/21/17
3.1	Certificate of Incorporation	10 12G	00055554	3.1	12/28/15
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	00055554	3.1	8/18/17
3.3	Amended & Restated Bylaws	8-K	00055554	3.1	8/18/17
4.1	Form of “A” Warrant Agreement	10 12G	00055554	4.1	12/28/15
4.2	Form of “B” Warrant Agreement	1012G	00055554	4.2	12/28/15
4.3	Form of “C” Warrant Agreement	1012G	00055554	4.3	12/28/15
4.4	Form of “D” Warrant Agreement	1012G	00055554	4.4	12/28/15
4.5	Form of “E” Warrant Agreement	1012G	00055554	4.5	12/28/15
4.6	Form of Convertible Promissory Note Purchase Agreement	10 12G/A	00055554	4.6	2/8/16
4.7	Form of First Amendment to Convertible Promissory Note Purchase Agreement dated effective February 29, 2016	10-12G/A	00055554	4.7	3/23/16
4.8	Form of Warrant Agreement for investors	10-K	00055554	4.8	4/12/17
4.9	Form of Warrant Agreement	10-K	00055554	4.9	4/12/17
10.1	Confidential Agreement between the Company and E. Thomas Layton dated May 1, 2016	10-K	00055554	10.1	4/12/17
10.2	Exclusive License Agreement between the Company and CBI Polymers, Inc. dated April 13, 2016	10-12G/A	00055554	10.1	4/25/16
10.3	Secured Promissory Note dated February 15, 2017, in the principal amount of $2,506,248.00. payable by ZEC, Inc. to Karl M. Taft III and Michelle L. Taft	8-K	00055554	10.1	2/21/17
10.4	Security Agreement dated February 15, 2017, by KT Chemicals, Inc., as pledgor, Karl M. Taft III and Michelle L. Taft, as secured party, and ZEC, Inc.	8-K	00055554	10.2	2/21/17
10.5	Stock Pledge Agreement dated February 15, 2017, by ZEC, Inc., as pledgor, and Karl M. Taft III and Michelle L. Taft, as secured party	8-K	00055554	10.3	2/21/17
10.6	Employment Agreement dated February 15, 2017, between KT Chemicals, Inc. and Karl M. Taft III	8-K	00055554	10.4	2/21/17
14.1	Code of Ethics	10-K	00055554	14.1	4/12/17
21.1	List of Subsidiaries	10-K	00055554	21.1	4/12/17
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul O. Williams					X
32.1	Sarbanes-Oxley Section 906 Certifications					X
101	Interactive Data Files for Form 10-K for the period ended December 31, 2017.					X
101.INS	XBRL Instances Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	BRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2018	By: /s/ E. Thomas Layton
E. Thomas Layton
Chairman, CEO, Director
(Principal Executive Officer)

By: /s/ Paul O. Williams
Paul O. Williams
Vice Chairman, CFO and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Thomas Layton	Chairman, CEO, and Director	July 17, 2018
E. Thomas Layton	(Principal Executive Officer)

/s/ Paul O. Williams	Vice Chairman, CFO and Director	July 17, 2018
Paul O. Williams	(Principal Financial Officer)

