Form 10-Q
period 2018-03-31
Worldwide Specialty Chemicals Inc.
filed 2018-08-07
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 6, 2018, was 25,186,226.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,308	$275,886
Accounts receivable - trade	137,025	49,603
Inventory	74,089	62,541
Prepaid expenses	5,864	8,205
Other current assets	18,520	31,102
Total current assets	318,806	427,337

GOODWILL	2,294,952	2,294,952

FIXED ASSETS
Vehicles and trailers	247,969	223,413
Equipment	432,355	420,004
Leasehold improvements	28,855	28,855
	709,179	672,272
Accumulated depreciation	(99,251)	(83,288)
Fixed assets, net	609,928	588,984

TOTAL ASSETS	$3,223,686	$3,311,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$271,325	$224,244
Accrued expenses	65,724	19,949
Due to CBI	–	4,463
Notes payable	35,773	35,650
Total current liabilities	372,822	284,306

NON-CURRENT LIABILITIES
Notes payable	99,287	73,662

TOTAL LIABILITIES	472,109	357,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,590,159 issued and outstanding shares as of March 31, 2018 and 24,300,326 issued and outstanding shares as of December 31, 2017	2,459	2,430
Additional paid-in capital	8,489,086	7,661,882
Accumulated deficit	(5,739,968)	(4,711,007)

TOTAL STOCKHOLDERS’ EQUITY	2,751,577	2,953,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,223,686	$3,311,273

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Revenues	$224,536	$76,160
Cost of goods sold	164,304	53,606

Gross profit	60,232	22,554

Operating expenses
General and administrative	1,013,293	525,767
Selling	30,979	19,116
Depreciation and amortization	26,305	16,665

Total operating expenses	1,070,577	561,548

Other income and (expense)
Interest income	5	25
Interest expense	(1,629)	(41,349)
Other expense	(16,992)	–

Total other expense	(18,616)	(41,324)

Net loss	$(1,028,961)	$(580,318)

Basic and diluted - loss per share	$(0.04)	$(0.08)

Basic and diluted - weighted average shares	24,421,011	7,077,393

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,028,961)	$(580,318)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,305	16,665
Interest expense accrued	–	40,441
Loss on disposal of assets	10,728	–
Allowance for doubtful accounts	–	110,500
Share based compensation	472,483	23,377
Change in current assets and current liabilities
Accounts receivable - trade	(87,422)	(111,212)
Inventory	(11,548)	50
Prepaid expenses	2,341	5,742
Other current assets	12,582	(5,600)
Accounts payable and accrued expenses	92,856	(44,245)
Due to CBI Polymers	(4,463)	386
Net cash used in operating activities	(515,099)	(544,214)

Cash Flows from Investing Activities
Purchase of property and equipment	(24,164)	(42,360)
Acquisition, net of cash acquired	–	(1,128,954)
Total cash used in investing activities	(24,164)	(1,171,314)

Cash Flows from Financing Activities
Proceeds from notes payable	–	1,900,000
Payments on notes payable	(8,065)	(4,117)
Proceeds from sale of common stock	354,750	–
Net cash provided by financing activities	346,685	1,895,883

Net change in cash and cash equivalents	(192,578)	180,355

Cash at beginning of period	275,886	50,202
Cash at end of period	$83,308	$230,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$1,629	$907

NON CASH INVESTING & FINANCING ACTIVITIES
Acquisition of KT Chemicals, Inc., under short term promissory note	$–	$2,700,000
Acquisition of assets under a financing agreement	$33,813	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1. NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc. (“Company”), a Delaware corporation formed in March of 2014 and based in downtown Dallas, Texas, is an international specialty chemicals company with many products that are friendly to the environment and are marketed through KT Chemicals, Inc. and Safeway Pest Elimination LLC both of which are wholly owned subsidiaries and PCNM LLC, a 49% investment. On February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc. (“KT”), a Texas corporation founded in February 2014. KT is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT is located at 1002 North Central Expressway, Suite 499, Richardson, Texas 75080. Safeway Pest Elimination LLC and PCNM LLC are newly created operating companies in 2018.

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

Basis of Consolidation

The consolidated financial statements include the accounts of KT Chemicals, Inc., Safeway Pest Elimination LLC (SPE), both of which are wholly owned subsidiaries of the Company and PCNM LLC (PCNM), a 49% investment. PCNM’s remaining 51% ownership is owned by an employee and shareholder of the Company. The Company evaluated its investment in PCNM to determine if it represented a variable interest in a Variable Interest Entity (VIE). The Company determined that it had a variable interest in a VIE, and that it was the primary beneficiary of the VIE. During the three months ended March 31, 2018, SPE and PCNM did not engage in any material transactions.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with GAAP.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The condensed consolidated balance sheet data as of December 31, 2017 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K as of and for the year end December 31, 2017 that was filed on July 17, 2018.

Operating results for the three-months ended March 31, 2018, are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under Topic 606, the Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at March 31, 2018 and December 31, 2017. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the three months ended March 31, 2018 and 2017, approximately 1,030,000 and 2,885,000 common stock warrants, respectively, and 4,409,750 and 2,046,000 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are trade receivables from product sales recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Finished goods	$32,990	$22,753
Raw materials	35,557	35,557
Packaging supplies	5,542	4,231
	$74,089	$62,541

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

Property and equipment operated under material leases which transfer substantially all benefits and risks associated with the assets to the Company are capitalized. An asset and liability equal to the present or fair value, if appropriate, of minimum payments over the term of the leases are recorded. Depreciation of the asset is computed using the straight-line method over the life of the asset. Costs associated with operating leases are expensed as incurred.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for KT in the accompanying consolidated balance sheet to be impaired as of March 31, 2018 and December 31, 2017.

License Fee

Effective December 31, 2016, the Company entered into an Exclusive Patent License Agreement with CBI Polymers, Inc. (“CBI”), pursuant to which the Company would sell DeconGel™ and pay 10% of the net selling price to CBI, as a license fee.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payments in accordance with ASC Topic 718, Compensation — Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. The fair value at the measurement date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated number of stock options that are expected to vest.

Income Taxes

The Company accounts for Federal and state income taxes using the asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with ASC Topic 740 – Income Taxes (ASC 740). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of March 31, 2018 and December 31, 2017.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $5,739,968 and $4,711,007 at March 31, 2018 and December 31, 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The guidance was originally effective for public entities for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify aspects of Topic 606, including assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition and completed contracts at transition. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods. Adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for the Company on a prospective basis beginning on January 1, 2018. Adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

Pronouncements Not Yet Adopted

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

3. DUE TO / FROM

As of March 31, 2018 and December 31, 2017, the Company owed CBI, a related party, $0 and $4,463, respectively for license fees payable related to the Company’s Exclusive Patent License Agreement with CBI.

4. NOTES PAYABLE

The Company has three notes payable with separate financial institutions relating to the purchase of certain of the Company’s vehicles and equipment. The balance outstanding under these notes payable was $135,060 and $109,312 at March 31, 2018 and December 31, 2017, respectively. The notes payable bear interest ranging from 3.95% - 5.99% with principal and interest due monthly. The notes mature in July 2020, December 2020 and February 2023.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Credit card payables	$43,229	$–
Employee payables	12,495	–
Other accrued expenses	10,000	19,949
	$65,724	$19,949

6. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the three-months ended March 31, 2018 and 2017, was $35,778 and $12,585, respectively.

Concentrations

As of March 31, 2018, the Company had two customers which made up 31% of the outstanding accounts receivable balance. For the three months ended March 31, 2018, the Company had 2 customers which made up 22% of total revenues.

7. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of March 31, 2018 and December 31, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Common Stock

During the three months ended March 31, 2018, the Company sold 209,833 common shares at $1.50 per share for a total cash amount of $314,750. See Note 10 for additional sales of common shares subsequent to March 31, 2018.

Warrants

During the three months ended March 31, 2018, 80,000 warrants were exercised at $.50 per share for a total cash amount of $40,000.

As of March 31, 2018 and December 31, 2017, 1,030,000 and 1,110,000 common stock warrants were outstanding, respectively, with an exercise price of $.50. See Note 10 for additional warrants exercised subsequent to March 31, 2018.

Stock Option Plan

During 2017, the Company established the Worldwide Specialty Chemicals Inc. First Amended Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The initial maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan was 2,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option grant are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027. The Plan has since been amended to increase the maximum of shares that may be issued. On March 18, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 5,000,000.

During the three months ended March 31, 2018, the Company granted 970,000 common stock options with an exercise price of $1.50 per share. The fair value of the common stock options granted was $902,577 and will be amortized over the next two years.

8. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company incurred consulting fees of $85,490 to three current and one former shareholders. The unpaid balance due was $135,000 and $77,000 as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report.

The Company was also a sales representative of KT Chemicals, Inc., which was partially owned by E. Thomas Layton until immediately prior to the Company’s acquisition of KT on February 15, 2017.

The Company has a 49% ownership in PCNM. PCNM’s remaining 51% ownership is owned by an employee and shareholder of the Company. During the three months ended March 31, 2018, PCNM did not engage in material transactions.

9. INCOME TAXES

For the three-months ended March 31, 2018 and 2017, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 31, 2018, management determined that a full valuation allowance against all of the Company’s deferred tax assets at March 31, 2018 was appropriate.

10. SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company granted 500,000 common stock options with an exercise price of $1.50 per share. The fair value of the common stock options granted was $454,423.

Additionally, the Company sold 146,734 common shares at $1.50 per share for a total cash amount of $220,101 and issued 332,332 common shares upon the exercise of warrants at $.50 per share for a total cash amount of $166,166.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017.

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

The Company currently operates from several corporate and subsidiary offices around the country. One subsidiary operates from a 20,000 square foot chemical production and distribution facility, from which it markets a number of specialty chemicals. Most of the chemical formulas are considered trade secrets. For certain specific markets, the Company provides customized applications systems that assure safe and proportioned product delivery. The Company may elect to apply for patents on one or more of the chemical formulas and application systems.

The Company, is a Delaware corporation formed in March of 2014. On February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc., a Texas corporation founded in February 2014. In 2018, the Company founded Safeway Pest Elimination LLC and PCNM LLC. The Company anticipates continuing to acquire, merge with, and/or start other industry specific specialty chemical subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2018, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from the sale of common stock.

As of March 31, 2018, the Company had total assets of $3,223,686, consisting of current assets of $83,308 in cash, $137,025 in receivables, $74,089 in inventory, and long term assets of $2,294,952 in goodwill and $609,928 in fixed assets. As of December 31, 2017, the Company had total assets of $3,316,644, consisting of current assets of $267,986 in cash, $49,603 in receivables, $69,247 in inventory, $8,205 in prepaid expenses and $31,102 in other current assets. The decrease in total assets of $87,587 was primarily due to the decrease in its cash of $192,578 offset by the increase in its accounts receivable of $87,422 as a result of KT’s increase in sales.

As of March 31, 2018, the Company had total liabilities totaling $472,109 including $372,822 in current payables and accrued expenses, and $99,287 in notes payable. As of December 31, 2017, the Company had total liabilities totaling $357,968 including $244,193 in accounts payable and accrued expenses and $35,650 in convertible notes. The increase in liabilities of $114,141 was largely the result of an increase in its operating expenses, employee payables, and the purchase of new equipment under a financing agreement.

At March 31, 2018, the Company had an accumulated stockholders’ equity of $2,751,577 and an accumulated stockholders’ equity of $2,953,305 at December 31, 2017. The increase is the result the items discussed above.

RESULTS OF OPERATIONS

On February 15, 2017, the Company acquired KT Chemicals, Inc. and as a result, the operations of the Company include three months of KT’s operations for the quarter ended March 31, 2018 compared to one and half months of operations for the quarter ended March 31, 2017. The Company continued to concentrate its efforts on (a) testing and marketing of its products; (b) customer acquisition; (c) sourcing and developing new products to fulfill customers’ requirements; and (d) start other specific industry chemical subsidiaries.

Comparison of the three-month period ended March 31, 2018 and March 31, 2017.

Revenues

For the three months ended March 31, 2018, the Company had revenues of $224,536, and $76,160 for the same period in 2017. The increase in sales is primarily the result of the Company recording three months of KT’s operations for the quarter ended March 31, 2018 compared to one and half months of operations for the quarter ended March 31, 2017 as the Company acquired KT on February 15, 2017.

Operating Expenses

For the three months ended March 31, 2018, the Company’s operating expenses totaled $1,070,577, and $561,548 for the same period in 2017. The increase is primarily related to 1) three months of KT’s operating expenses being recorded during 2018; 2) professional fees relating to marketing and business development and 3) stock compensation expense.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of March 31, 2018 and the Company has incurred reoccurring losses from operations during the three months ended March 31, 2018. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-K filed on July 17, 2018, the Company’s Principal Executive Officer and Principal Financial Officer concluded that its internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America (GAAP), inadequate segregation of duties, and lack of audit committee and outside directors.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to the Company’s business from those described in its Form 10-K for the year end December 31, 2017 as filed with the SEC on July 17, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To assist the Company obtain and preserve working capital to support its current operations the Company entered into the following transactions:

The Company sold 146,734 common shares at $1.50 per share for a total cash amount of $220,101 and issued 332,332 common shares upon the exercise of warrants were exercised at $.50 per share for a total cash amount of $166,166.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017,
(ii) Consolidated Statement of Operations for the three months March 31, 2018 and 2017,
(iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017, and
(iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018

Worldwide Specialty Chemicals Inc.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams, CFO and Director

