Form 10-Q
period 2018-06-30
Worldwide Specialty Chemicals Inc.
filed 2018-08-09
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

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

Yes  ☐        No  ☒

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 9, 2018, was 25,286,226.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,837	$275,886
Accounts receivable	155,329	49,603
Inventory	77,914	62,541
Prepaid expenses	5,862	8,205
Other current assets	3,520	31,102
Total current assets	356,462	427,337

GOODWILL	2,294,952	2,294,952

FIXED ASSETS
Vehicles and trailers	247,969	223,413
Equipment	453,043	420,004
Leasehold improvements	28,855	28,855
	729,867	672,272
Accumulated depreciation	(125,930)	(83,288)
Fixed assets, net	603,937	588,984

TOTAL ASSETS	$3,255,351	$3,311,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$323,635	$224,244
Accrued expenses	93,699	19,949
Due to CBI	–	4,463
Notes payable, less current portion	36,213	35,650
Total current liabilities	453,547	284,306

NON-CURRENT LIABILITIES
Notes payable	89,851	73,662

TOTAL LIABILITIES	543,398	357,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,069,225 issued and outstanding shares as of June 30, 2018 and 24,300,326 issued and outstanding shares as of December 31, 2017	2,507	2,430
Additional paid-in capital	9,359,336	7,661,882
Accumulated deficit	(6,649,890)	(4,711,007)

TOTAL STOCKHOLDERS’ EQUITY	2,711,953	2,953,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,255,351	$3,311,273

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Revenues	$341,051	$424,344	$565,587	$500,504
Cost of goods sold	211,648	178,013	375,952	231,620

Gross profit	129,403	246,331	189,635	268,884

Operating expenses
General and administrative	975,807	564,190	1,989,100	1,089,957
Selling	33,663	40,305	64,642	59,421
Depreciation and amortization	26,680	19,734	52,985	36,399

Total operating expenses	1,036,150	624,229	2,106,727	1,185,777

Other income and (expense)
Interest income	2	6	7	32
Interest expense	(3,177)	(61,881)	(4,806)	(103,230)
Other expense	–	–	(16,992)	–

Total other expense	(3,175)	(61,875)	(21,791)	(103,198)

Net loss	$(909,922)	$(439,773)	$(1,938,883)	$(1,020,091)

Basic and diluted - loss per share	$(0.04)	$(0.06)	$(0.08)	$(0.14)

Basic and diluted - weighted average shares	24,846,871	7,337,393	24,635,168	7,208,111

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash Flows from Operating Activities
Net loss	$(1,938,883)	$(1,020,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,985	36,399
Interest expense accrued	–	101,459
Loss on disposal of assets	10,727	–
Allowance for doubtful accounts	–	224,386
Share based compensation	956,515	33,427
Change in current assets and current liabilities:
Accounts receivable	(105,726)	(394,050)
Inventory	(15,373)	(5,315)
Prepaid expenses	2,343	5,742
Other current assets	27,582	–
Accounts payable and accrued expenses	173,141	29,165
Due to CBI	(4,463)	2,459
Net cash used in operating activities	(841,152)	(986,419)

Cash Flows from Investing Activities
Purchase of property and equipment	(44,852)	(91,034)
Acquisition, net of cash acquired	–	(1,128,954)
Total cash used in investing activities	(44,852)	(1,219,988)

Cash Flows from Financing Activities
Proceeds from sale of common stock	741,016	–
Proceeds from notes payable	–	2,500,000
Payments on notes payable	(17,061)	(339,198)
Net cash provided by financing activities	723,955	2,160,802

Net change in cash and cash equivalents	(162,049)	(45,605)

Cash at beginning of period	275,886	50,202
Cash at end of period	$113,837	$4,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$3,177	$863

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of KT Chemicals, Inc. under a short term promissory note	$–	$2,700,000
Acquisition of assets under a financing agreement	$33,813	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2018

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

Basis of Consolidation

The consolidated financial statements include the accounts of KT Chemicals, Inc., Safeway Pest Elimination LLC (SPE), both of which are wholly owned subsidiaries of the Company and PCNM LLC (PCNM), a 49% investment. PCNM’s remaining 51% ownership is owned by an employee and shareholder of the Company. The Company evaluated its investment in PCNM to determine if it represented a variable interest in a Variable Interest Entity (VIE). The Company determined that it had a variable interest in a VIE, and that it was the primary beneficiary of the VIE. During the six months ended June 30, 2018, SPE and PCNM did not engage in any material transactions.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder’s equity in conformity with GAAP.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at June 30, 2018 and December 31, 2017. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the six months ended June 30, 2018 and 2017, approximately 697,668 and 3,485,000 common stock warrants, respectively, and 4,909,750 and 2,396,000 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are trade receivables from product sales recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Finished goods	$21,782	$22,753
Raw materials	50,286	35,557
Packaging supplies	5,846	4,231
	$77,914	$62,541

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

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for KT in the accompanying consolidated balance sheets to be impaired as of June 30, 2018 and December 31, 2017.

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

The Company accounts for all uncertain tax positions in accordance with ASC Topic 740 – Income Taxes (ASC 740). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of June 30, 2018 and December 31, 2017.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $6,649,890 and $4,711,007 at June 30, 2018 and December 31, 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

3. DUE TO / FROM

As of June 30, 2018 and December 31, 2017, the Company owed CBI, a related party, $0 and $4,463, respectively for license fees payable related to the Company’s Exclusive Patent License Agreement with CBI.

4. NOTES PAYABLE

The Company has three notes payable with separate financial institutions relating to the purchase of certain of the Company’s vehicles and equipment. The balance outstanding under these notes payable was $126,064 and $109,312 at June 30, 2018 and December 31, 2017, respectively. The notes payable bear interest ranging from 3.95% - 5.99% with principal and interest due monthly. The notes mature in July 2020, December 2020 and February 2023.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Credit card payables	$55,862	$–
Employee payables	17,212	–
Other accrued expenses	20,625	19,949
	$93,699	$19,949

6. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the six months ended June 30, 2018 and 2017, was $89,702 and $37,648, respectively.

Concentrations

As of June 30, 2018, the Company had four customers which made up 49% of the outstanding accounts receivable balance.

7. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of June 30, 2018 and December 31, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Common Stock

During the six months ended June 30, 2018, the Company sold 356,567 common shares at $1.50 per share for a total cash amount of $534,850. See Note 10 for additional sales of common shares subsequent to June 30, 2018.

Warrants

During the six months ended June 30, 2018, 412,332 warrants were exercised at $.50 per share for a total cash amount of $206,166.

As of June 30, 2018 and December 31, 2017, 697,668 and 1,110,000 common stock warrants were outstanding, respectively, with an exercise price of $.50. See Note 10 for additional warrants exercised subsequent to June 30, 2018.

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

During the six months ended June 30, 2018, the Company granted 1,470,000 common stock options with an exercise price of $1.50 per share. The fair value of the common stock options granted was $1,357,000 and will be amortized over twenty months.

8. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company incurred consulting fees of $149,980 to three current shareholders and one former shareholder. The unpaid balance due was $155,000 and $77,000 as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

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

The Company has a 49% ownership in PCNM. PCNM’s remaining 51% ownership is owned by an employee and shareholder of the Company. During the six months ended June 30, 2018, PCNM did not engage in material transactions.

9. INCOME TAXES

For the six months ended June 30, 2018 and 2017, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at June 30, 2018, management determined that a full valuation allowance against all of the Company’s deferred tax assets at June 30, 2018 was appropriate.

10. SUBSEQUENT EVENTS

On July 10, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 5,500,000.

Subsequent to June 30, 2018, the Company granted 100,000 common stock options with an exercise price of $1.50 per share. The fair value of the common stock options granted was $90,870.

Additionally, the Company sold 117,001 common shares at $1.50 per share for a total cash amount of $175,502 and issued 100,000 common shares upon the exercise of warrants at $.50 per share for a total cash amount of $50,000.

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

The Company is a Delaware corporation formed in March of 2014. On February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc., a Texas corporation founded in February 2014. In 2018, the Company founded Safeway Pest Elimination LLC and PCNM LLC. The Company anticipates continuing to acquire, merge with, and/or start other industry specific specialty chemical subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2018, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from the sale of common stock.

As of June 30, 2018, the Company had total assets of $3,255,351, consisting primarily of current assets of $113,837 in cash, $155,329 in receivables, $77,914 in inventory, and long term assets of $2,294,952 in goodwill and $603,937 in fixed assets. As of December 31, 2017, the Company had total assets of $3,311,273, consisting of current assets of $275,886 in cash, $49,603 in receivables, $62,541 in inventory, $8,205 in prepaid expenses and $31,102 in other current assets. The decrease in total assets of $55,922 was primarily due to the decrease in its cash of $162,049 offset by the increase in its accounts receivable of $105,726 as a result of KT’s increase in sales.

As of June 30, 2018, the Company had total liabilities of $525,398 including $417,334 in current payables and accrued expenses and $126,064 in notes payable. As of December 31, 2017, the Company had total liabilities totaling $357,968 including $244,193 in accounts payable and accrued expenses, and $35,650 in convertible notes. The increase in liabilities of $167,430 was largely due to the increase in the Company’s days outstanding of its accounts payable and accrued expenses.

At June 30, 2018, the Company had an accumulated stockholders’ equity of $2,711,953 and an accumulated stockholders’ equity of $2,953,305 at December 31, 2017. The decrease is result of the items discussed above.

RESULTS OF OPERATIONS

On February 15, 2017, the Company acquired KT Chemicals, Inc. and as a result, the operations of the Company include six months of KT’s operations for the six months ended June 30, 2018 compared to four and half months of operations for the six months ended June 30, 2017. The Company continued to concentrate its efforts on (a) testing and marketing of its products; (b) customer acquisition; (c) sourcing and developing new products to fulfill customers’ requirements; and (d) starting other specific industry chemical subsidiaries.

Comparison of the three and six-month periods ended June 30, 2018 and June 30, 2017.

Revenues

For the three months ended June 30, 2018, the Company had revenues of $341,051, and $424,344 for the same period in 2017. For the six months ended June 30, 2018, the Company had revenues of $565,587, and $500,504 for the same period in 2017. The increase in year to date revenues is primarily the result of the Company recording six months of KT’s operations for the six months ended June 30, 2018 compared to four and half months of operations for the same period in 2017, as the Company acquired KT on February 15, 2017.

Operating Expenses

For the three months and six months ended June 30, 2018, the Company’s operating expenses totaled $1,036,150 and $2,106,727, respectively. During the same periods in 2017, the Company’s operating expenses totaled $624,299 and $1,185,777, respectively. The increase is each period is primarily related to 1) six months of KT’s operating expenses being recorded during 2018; 2) professional fees relating to marketing and business development; and 3) share based compensation expense.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company has limited cash, its current liabilities exceeded its current assets as of June 30, 2018 and the Company has incurred reoccurring losses from operations during the three months and six months ended June 30, 2018. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To assist the Company obtain and preserve working capital to support its current operations, the Company entered into the following transactions:

During the three months ended June 30, 2018, the Company sold 117,001 common shares at $1.50 per share for a total cash amount of $175,502 and issued 100,000 common shares upon the exercise of warrants at $.50 per share for a total cash amount of $50,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

a)	The following is the biographical information of the Company’s current management team.

E. Thomas Layton – Chairman of the Board; Chief Executive Officer

E. Thomas “Tom” Layton is a seasoned team builder and leader with a long and successful history in sales and management, and especially in the chemical industry. His early success in technical sales and marketing in the specialty chemical and pharmaceutical spaces led him to C-level positions early in his career.

Tom has served as Chairman of the Board and Chief Executive Officer of WSC since 2015. From January 2014 until September 2015, he was the senior advisor to KT Chemicals, Inc. From 2013, he was CEO and is currently the Chairman of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAI-OSR, a clinical research organization. From 1998 until 2014, he was also an independent consultant to a variety of companies. From 1998 until 2009, most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012, he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work, Tom also served as a court authorized debtor-in possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998, he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that, Tom managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board.

Tom has an A.B. degree in chemistry from Central Methodist College, has served on Boards and had leadership positions in numerous Trade Associations, Boards of Companies, both private and public, and was elected into the Young President’s Organization. In addition to his business activities, Tom has served on Boards of Colleges, Universities, Churches and charitable organizations.

Karl M. Taft, III – President of KT Chemicals, Inc.

Karl M. Taft III has served as the President of KT Chemicals, Inc. since February 2014. Prior to that Mr. Taft was one of the founders of Hoku Corporation, a solar energy products and services company, and served as its Chief Technology Officer from March 2001 to November 2010. From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting parts, including as Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University. Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute, and an M.B.A. from Portland State University.

Paul Williams – Vice Chairman of the Board & Chief Financial Officer

Effective May 2018, Mr. Williams was appointed as the Company’s Chief Financial Officer and appointed Vice Chairman of the Board of Directors. Mr. Williams is also CEO of Bison Financial Group, Inc. and has extensive business experience primarily in capital markets and mergers and acquisitions. Mr. Williams has served as the Chairman, Vice Chairman, CEO or CFO of numerous companies operating in various industries, both domestic and international, including five publicly traded companies. He has helped open company offices in both Beijing and Moscow. Also, Mr. Williams is heavily involved in local, state and national civic affairs. He was appointed to three terms on the Board of the Texas Economic Development Council in Austin. In 2009, Mr. Williams was awarded the CFO of the Year Award for North Texas by the Dallas Business Journal. In 2007, Mr. Williams served as the Chairman of the Board for the Frisco Chamber of Commerce and still serves on their Board and Executive Committee. Recently, he served two years on the advisory board of a North Texas bank. Mr. Williams graduated from Austin College in Sherman with a double major in Economics and Business Administration. He also graduated from the Institute of Organization Management in Washington, DC.

Lieutenant General Emerson Gardner, USMC (ret.) – Executive Vice President

Effective February 2018, Lieutenant General Emerson N. Gardner, USMC, (ret.), was appointed Executive Vice President of the Company. Lt. General Gardner is a recognized expert on the Department of Defense programming and budgeting process. He is the Senior Defense Policy Advisor at Hedgeye Risk Management and has been assisting companies in strategy development and program valuations as an independent consultant since 2010.

Lt. General Gardner completed 37 years of distinguished service as a Marine officer in 2010. In his last assignment, he was the Principal Deputy Director and acting Director of Cost Assessment and Program Evaluation for the Office of the Secretary of Defense. In this billet he led independent evaluations of all major defense programs and managed the development of the Department of Defense’s $3 Trillion, six year Future Year Defense Plan. In his book “Call to Duty”, Secretary of Defense Robert Gates cited General Gardner as his “go to guy on the budget.” Gardner had previously been the Deputy Commandant of the Marine Corps for Programs and Resources where he was directly responsible for the development and execution of all aspects of the Corp’s $33 Billion annual budget.

As an aviator with 4,300 hours of flight experience, Lt. General Gardner’s operational career highlights included duty as a Presidential Helicopter Command Pilot (Marine One) in HMX-1, and tours in the Middle East, Europe and Japan, including command in combat and expeditionary operations in Kuwait, Bosnia and Africa. As a flag officer, he managed US joint military current operations in Afghanistan after 9/11 for the US Central Command before becoming the Director for Operations at the US Pacific Command. Lt. General Gardner is a cum laude graduate of Duke University and was an Olmsted Scholar in Göttingen, Germany. He is a graduate of the Norwegian Defense College and the National Security Seminar at the Maxwell School of International Relations at Syracuse University.

Ronald A. Christensen, M.D. – Chief Scientific Officer

Effective May 2018, Dr. Ron Christensen was appointed Chief Scientific Officer of the Company. He has broad-based experience in medicine, academia, clinical research, and the biopharmaceutical industry. He is a graduate of the University of Nebraska College of Medicine and a Pediatric Endocrinologist who provided clinical care for children with growth hormone deficiency, diabetes, and a variety of rare endocrine and metabolic disorders. Dr. Christensen and eight other full-time faculty physicians co-founded Phoenix Children’s Hospital in 1983.

Ron spent ten years in various Executive positions at Genentech, Inc., a company recognized as a pioneer in the biotechnology industry. As Senior Director of Medical Affairs, he was responsible for the leadership and management of approximately 90 full-time and contract employees with a $40 million operating budget. His team included four groups: Medical Information, Drug Safety, Epidemiology, and Post-marketing Studies which provided customer and product support for commercial products and participated in the clinical development of new molecular entities. He was a member of Clinical Research Committee that evaluated clinical development projects to make go/no-go decisions regarding initiation of new or ongoing corporate clinical development efforts.

In 1997, Ron co-founded and became President of REGISTRAT, Inc., a Contract Research Organization (CRO) that provided post-approval clinical and outcome research services for pharmaceutical, biotechnology, and medical device companies. Services provided by the company supported the clinical and commercial goals of client companies by focusing on the strategic design, applications, and execution of clinical studies in commercialization of newly approved biopharmaceutical products and medical devices. In 2009, the Mapi Group, headquartered in Lyon, France, acquired controlling interest in REGISTRAT, Inc. Mapi is the leading global Patient-Centered Research Company serving academia, life science researchers, and the biopharmaceutical industry with over 800 employees in 13 worldwide locations and 90M Euros in annual revenue. At that time Ron became CEO of REGISTRAT-MAPI, North America, and in 2013, following Mapi’s acquisition of the remaining interest in REGISTRAT, was appointed to Chief Medical Officer of the Mapi Group. In that role, Dr. Christensen was responsible for design and implementation of post-approval clinical studies for assessment of effectiveness and safety, clinical and humanistic outcomes, and risk management for biopharmaceutical products. He also served on the Mapi Group Board of Directors until the company was acquired by Irish-based ICON plc, in July, 2017.

William E. Goodman, CPA – Vice President of Finance & Accounting, Treasurer

Effective June 2016, Mr. Goodman was appointed Vice President of Finance & Accounting, Treasurer. Mr. Goodman is an accomplished executive with demonstrated ability to deliver mission critical results. Since 1996, he has been Co-Owner and Manager of Ford & Goodman, PC, a CPA firm based in Richardson, Texas. In this role, he has been instrumental in developing new business and establishing streamlined processes to increase company presence in the areas of Business Consulting and Tax Consulting. Mr. Goodman previously served as Sales Manager & Controller of Power Computing Company, a subsidiary of McDermott International, a Fortune 500 company, where he managed the company’s government services sales efforts and managed all financial and accounting activities of the division. Prior to that, he was Assistant Treasurer/Manager of Treasury Services at Southmark Corporation where he re-organized the Treasury Services department and streamlined servicing of a $1.2 billion mortgage portfolio. Mr. Goodman also previously served as Treasurer & Division Controller of University Computing Company where he managed all aspects of Treasury Services for this international computing services company and managed due diligence and analysis of acquisitions. Prior to that, Mr. Goodman was Director of Corporate Development at Electronic Data Systems (EDS) where has was responsible for their capital budgeting process, and he was responsible for initiating and completion of the first two acquisitions for the company. Mr. Goodman was a Captain – B-52 Radar Navigator in the United States Air Force, and he is a Vietnam Veteran. He earned his Bachelor of Science in Accounting from the University of Louisiana at Monroe and an MBA in Finance from The University of Texas at Arlington.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017,
(ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2018 and 2017,
(iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017, and
(iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018

Worldwide Specialty Chemicals Inc.

By:	/s/ E. Thomas Layton
E. Thomas Layton
CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams
CFO and Director

