Form 10-K/A
period 2017-12-31
Worldwide Specialty Chemicals Inc.
filed 2018-09-06
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A . [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
FORM 10-K/A

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2017 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Its chief executive officer assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission . Its chief executive officer has concluded that, as of December 31, 2017, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Its chief executive officer reviewed the results of his assessment with its board of directors.

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

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10-K/A
2.1	Plan of reorganization authorizing formation of the Company	10 12G/A	00055554	2.1	2/8/16
2.2	Stock Purchase Agreement dated February 15, 2017, among Karl M. Taft III and Michelle L. Taft, as sellers, and ZEC, Inc.	8-K	00055554	2.1	2/21/17
3.1	Certificate of Incorporation	10 12G	00055554	3.1	12/28/15
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	00055554	3.1	8/18/17
3.3	Amended & Restated Bylaws	8-K	00055554	3.1	8/18/17
4.1	Form of “A” Warrant Agreement	10 12G	00055554	4.1	12/28/15
4.2	Form of “B” Warrant Agreement	1012G	00055554	4.2	12/28/15
4.3	Form of “C” Warrant Agreement	1012G	00055554	4.3	12/28/15
4.4	Form of “D” Warrant Agreement	1012G	00055554	4.4	12/28/15
4.5	Form of “E” Warrant Agreement	1012G	00055554	4.5	12/28/15
4.6	Form of Convertible Promissory Note Purchase Agreement	10 12G/A	00055554	4.6	2/8/16
4.7	Form of First Amendment to Convertible Promissory Note Purchase Agreement dated effective February 29, 2016	10-12G/A	00055554	4.7	3/23/16
4.8	Form of Warrant Agreement for investors	10-K	00055554	4.8	4/12/17
4.9	Form of Warrant Agreement	10-K	00055554	4.9	4/12/17
10.1	Confidential Agreement between the Company and E. Thomas Layton dated May 1, 2016	10-K	00055554	10.1	4/12/17
10.2	Exclusive License Agreement between the Company and CBI Polymers, Inc. dated April 13, 2016	10-12G/A	00055554	10.1	4/25/16
10.3	Secured Promissory Note dated February 15, 2017, in the principal amount of $2,506,248.00. payable by ZEC, Inc. to Karl M. Taft III and Michelle L. Taft	8-K	00055554	10.1	2/21/17
10.4	Security Agreement dated February 15, 2017, by KT Chemicals, Inc., as pledgor, Karl M. Taft III and Michelle L. Taft, as secured party, and ZEC, Inc.	8-K	00055554	10.2	2/21/17
10.5	Stock Pledge Agreement dated February 15, 2017, by ZEC, Inc., as pledgor, and Karl M. Taft III and Michelle L. Taft, as secured party	8-K	00055554	10.3	2/21/17
10.6	Employment Agreement dated February 15, 2017, between KT Chemicals, Inc. and Karl M. Taft III	8-K	00055554	10.4	2/21/17
14.1	Code of Ethics	10-K	00055554	14.1	4/12/17
21.1	List of Subsidiaries	10-K	00055554	21.1	4/12/17
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul O. Williams					X
32.1	Sarbanes-Oxley Section 906 Certifications					X
101	Interactive Data Files for Form 10-K for the period ended December 31, 2017.					X
101.INS	XBRL Instances Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	BRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2018	By: /s/ E. Thomas Layton
E. Thomas Layton
Chairman, CEO, Director
(Principal Executive Officer)

By: /s/ Paul O. Williams
Paul O. Williams
Vice Chairman, CFO and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Thomas Layton	Chairman, CEO, and Director	September 6, 2018
E. Thomas Layton	(Principal Executive Officer)

/s/ Paul O. Williams	Vice Chairman, CFO and Director	September 6, 2018
Paul O. Williams	(Principal Financial Officer)

