Form 10-Q
period 2018-09-30
Worldwide Specialty Chemicals Inc.
filed 2018-11-14
CIK 1660156

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 14, 2018, was 25,471,293.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,419	$275,886
Accounts receivable	150,296	49,603
Inventory	48,374	62,541
Prepaid expenses	10,455	8,205
Other current assets	770	31,102
Total current assets	293,314	427,337

GOODWILL	2,294,952	2,294,952

FIXED ASSETS
Vehicles and trailers	247,969	223,413
Equipment	459,631	420,004
Leasehold improvements	28,854	28,855
	736,454	672,272
Accumulated depreciation	(116,798)	(83,288)
Fixed assets, net	619,656	588,984

TOTAL ASSETS	$3,207,922	$3,311,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$264,551	$224,244
Accrued expenses	83,779	19,949
Due to CBI	–	4,463
Notes payable, current portion	35,333	35,650
Total current liabilities	383,663	284,306

NON-CURRENT LIABILITIES
Notes payable, net of current portion	81,348	73,662

TOTAL LIABILITIES	465,011	357,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,421,293 issued and outstanding shares as of September 30, 2018 and 24,300,326 issued and outstanding shares as of December 31, 2017	2,545	2,430
Additional paid-in capital	9,928,347	7,661,882
Accumulated deficit	(7,187,981)	(4,711,007)

TOTAL STOCKHOLDERS’ EQUITY	2,742,911	2,953,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,207,922	$3,311,273

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Revenues	$396,497	$355,159	$962,084	$855,663
Cost of goods sold	244,131	195,975	649,624	427,595

Gross profit	152,366	159,184	312,460	428,068

Operating expenses
General and administrative	638,339	642,293	2,631,899	1,732,251
Selling	35,458	43,857	96,215	103,277
Depreciation and amortization	8,773	19,734	43,851	56,133

Total operating expenses	682,570	705,884	2,771,965	1,891,661

Other income and (expense)
Interest income	4	–	11	30
Interest expense	(2,838)	(66,140)	(7,644)	(169,368)
Other expense	–	–	(15,439)	–

Total other expense	(2,834)	(66,140)	(23,072)	(169,338)

Net loss	$(533,038)	$(612,840)	$(2,482,578)	$(1,632,931)

Basic and diluted - loss per share	$(0.02)	$(0.07)	$(0.10)	$(0.21)

Basic and diluted - weighted average shares	25,288,731	9,270,726	24,855,416	7,903,205

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash Flows from Operating Activities
Net loss	$(2,482,578)	$(1,632,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,851	56,133
Interest expense accrued	–	166,658
Loss on disposal of assets	10,730	–
Allowance for doubtful accounts	–	238,306
Share based compensation	1,122,460	53,969
Common stock issued for services	–	150,666
Change in current assets and current liabilities:
Accounts receivable	(100,693)	(339,935)
Inventory	14,167	4,773
Prepaid expenses	(2,250)	5,742
Other current assets	30,332	(11,995)
Accounts payable and accrued expenses	109,574	5,645
Due to CBI	(4,463)	2,796
Net cash used in operating activities	(1,258,870)	(1,300,173)

Cash Flows from Investing Activities
Purchase of property and equipment	(51,438)	(144,752)
Acquisition, net of cash acquired	–	(1,128,954)
Total cash used in investing activities	(51,438)	(1,273,706)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,144,120	887,500
Proceeds from notes payable	–	2,500,000
Payments on notes payable	(26,279)	(596,355)
Net cash provided by financing activities	1,117,841	2,791,145

Net change in cash and cash equivalents	(192,467)	217,266

Cash at beginning of period	275,886	50,202
Cash at end of period	$83,419	$267,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$7,645	$938

NON CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased under financing agreement	–	29,916
Acquisition of KT Chemicals, Inc. under a short term promissory note	$–	$2,700,000
Acquisition of assets under a financing agreement	$33,813	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

WORLDWIDE SPECIALTY CHEMICALS INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc. (“Company”), a Delaware corporation formed in March of 2014 and based in downtown Dallas, Texas. The Company is an international specialty chemicals company with many products that are friendly to the environment and are marketed through KT Chemicals, Inc. and Safeway Pest Elimination LLC, both of which are wholly owned subsidiaries, and PCNM LLC, a 49% investment. On February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc. (“KT”), a Texas corporation founded in February 2014. KT is also a specialty chemicals company, serving as both manufacturer and distributor of environmentally safe, specialty chemicals. KT is located at 1002 North Central Expressway, Suite 499, Richardson, Texas 75080. Safeway Pest Elimination, LLC and PCNM LLC are newly created operating companies in 2018.

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

Safeway Pest Elimination, LLC’s will have products that are generally safe for people, pets and plants. Two (2) initial major product lines that SPE plans to market will each be non-toxic compounds.

PCNM LLC is a qualified Service Disabled Veteran Owned Small Business (“SDVOSB”) which allows the company to market its products to government agencies that have specific contracts that must be awarded to a SDVOSM.

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

Basis of Consolidation

The consolidated financial statements include the accounts of KT Chemicals, Inc., Safeway Pest Elimination LLC (“SPE”), both of which are wholly owned subsidiaries of the Company and PCNM LLC (“PCNM”), a 49% investment. PCNM’s remaining 51% ownership is owned by an employee of the Company. The Company evaluated its investment in PCNM to determine if it represented a variable interest in a Variable Interest Entity (“VIE”). The Company determined that it had a variable interest in a VIE, and that it was the primary beneficiary of the VIE. During the nine months ended September 30, 2018, SPE and PCNM did not engage in any material transactions.

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

Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at September 30, 2018 and December 31, 2017. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the nine months ended September 30, 2018 and 2017, approximately 572,668 and 3,485,000 common stock warrants, respectively, and 5,059,750 and 2,646,000 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are trade receivables from product sales recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Finished goods	$17,414	$22,753
Raw materials	27,500	35,557
Packaging supplies	3,460	4,231
	$48,374	$62,541

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

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for KT in the accompanying consolidated balance sheets to be impaired as of September 30, 2018 and December 31, 2017.

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

The Company accounts for all uncertain tax positions in accordance with ASC Topic 740 – Income Taxes (ASC 740). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of September 30, 2018 and December 31, 2017.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses during its first two years of operations resulting in an accumulated deficit of $7,187,981 and $4,711,007 at September 30, 2018 and December 31, 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

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

3. DUE TO / FROM

As of September 30, 2018 and December 31, 2017, the Company owed CBI, a related party, $0 and $4,463, respectively for license fees payable related to the Company’s Exclusive Patent License.

4. NOTES PAYABLE

The Company has three notes payable with separate financial institutions relating to the purchase of certain of the Company’s vehicles and equipment. The balance outstanding under these notes payable was $116,681 and $109,312 at September 30, 2018 and December 31, 2017, respectively. The notes payable bear interest ranging from 3.95% - 5.99% with principal and interest due monthly. The notes mature in July 2020, December 2020 and February 2023.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Credit card payables	$48,893	$–
Employee payables	14,261	–
Other accrued expenses	20,625	19,949
	$83,779	$19,949

6. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company leases various office space on a month to month basis. Rental expense for the nine months ended September 30, 2018 and 2017, was $130,631 and $28,761, respectively.

Concentrations

As of September 30, 2018, the Company had ten (10) customers which made up 57% of the outstanding accounts receivable balance as compared to the period ending December 31, 2017 when four (4) customers made up 49% of the outstanding receivables.

7. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of September 30, 2018 and December 31, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Common Stock

During the nine months ended September 30, 2018, the Company sold 583,635 common shares at $1.50 per share for a total cash amount of $875,454. See Note 10 for additional sales of common shares subsequent to September 30, 2018.

Warrants

During the nine months ended September 30, 2018, 537,332 warrants were exercised at $.50 per share for a total cash amount of $268,666.

As of September 30, 2018 and December 31, 2017, 572,668 and 1,110,000 common stock warrants were outstanding, respectively, with an exercise price of $0.50.

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

During the nine months ended September 30, 2018, the Company granted 1,620,000 common stock options with an exercise price of $1.50 per share. The fair value of the common stock options granted was $1,493,339 and will be amortized over twenty months.

8. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company incurred consulting fees of $149,980 to three current shareholders and one former shareholder. The unpaid balance due was $145,000 and $77,000 as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

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

The Company has a 49% ownership in PCNM. PCNM’s remaining 51% ownership is owned by an employee. During the nine months ended September 30, 2018, PCNM did not engage in material transactions.

9. INCOME TAXES

For the nine months ended September 30, 2018 and 2017, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at September 30, 2018, management determined that a full valuation allowance against all of the Company’s deferred tax assets at September 30, 2018 was appropriate.

10. SUBSEQUENT EVENTS

On October 16, 2018 Dean Hamada exercised 50,000 stock options at $.01 per share.

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

The Company is a Delaware corporation formed in March of 2014. On February 15, 2017, the Company acquired 100% ownership of KT Chemicals, Inc., a Texas corporation founded in February 2014. In 2018, the Company founded Safeway Pest Elimination, LLC and became a 49% owner of PCNM LLC. The Company anticipates continuing to acquire, merge with, and/or start other industry specific specialty chemical subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2018, the primary sources of liquidity were gross profits from KT Chemicals and cash flows from financing activities, and in particular, proceeds from the sale of common stock.

As of September 30, 2018, the Company had total assets of $3,207,922, consisting primarily of current assets of $83,419 in cash, $150,296 in receivables, $48,374 in inventory, and long term assets of $2,294,952 in goodwill and $619,656 in fixed assets. As of December 31, 2017, the Company had total assets of $3,311,273, consisting of current assets of $275,886 in cash, $49,603 in receivables, $62,541 in inventory, $8,205 in prepaid expenses and $31,102 in other current assets. The decrease in total assets of $103,351 was primarily due to the decrease in its cash of $192,467 offset by the increase in its accounts receivable of $100,693 as a result of KT’s increase in sales.

As of September 30, 2018, the Company had total liabilities of $465,011 including $348,330 in current payables and accrued expenses and $116,681 in notes payable. As of December 31, 2017, the Company had liabilities totaling $357,968 including $244,193 in accounts payable and accrued expenses, and $109,312 in notes payable. The increase in liabilities of $107,043 was largely due to the decrease in the Company’s days outstanding of its accounts receivables.

At September 30, 2018, the Company had an accumulated stockholders’ equity of $2,742,911 and an accumulated stockholders’ equity of $2,953,305 at December 31, 2017. The decrease is result of the items discussed above.

RESULTS OF OPERATIONS

On February 15, 2017, the Company acquired KT Chemicals, Inc. and as a result, the operations of the Company include nine months of KT’s operations for the nine months ended September 30, 2018 compared to seven and one-half months of operations for the nine months ended September 30, 2017. The Company continued to concentrate its efforts on (a) testing and marketing of its products; (b) customer acquisition; (c) sourcing and developing new products to fulfill customers’ requirements; and (d) starting other specific industry chemical subsidiaries.

Comparison of the three and nine-month periods ended September 30, 2018, and September 30, 2017.

Revenues

For the three months ended September 30, 2018, the Company had revenues of $396,497, and $355,159 for the same period in 2017. For the nine months ended September 30, 2018, the Company had revenues of $962,084, and $855,663 for the same period in 2017. The increase in year to date revenues is primarily the result of the Company recording nine months of KT’s operations for the nine months ended September 30, 2018 compared to seven and one-half months of operations for the same period in 2017, as the Company acquired KT on February 15, 2017.

Operating Expenses

For the three months and nine months ended September 30, 2018, the Company’s operating expenses totaled $682,570 and $2,771,966, respectively. During the same periods in 2017, the Company’s operating expenses totaled $705,884 and $1,891,661, respectively. The increase is each period is primarily related to 1) nine months of KT’s operating expenses being recorded during 2018; 2) professional fees relating to marketing and business development; and 3) share based compensation expense.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company has limited cash, its current liabilities exceeded its current assets as of September 30, 2018 and the Company has incurred reoccurring losses from operations during the three months and nine months ended September 30, 2018. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, its disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-K filed on July 17, 2018, the Company’s Principal Executive Officer and Principal Financial Officer concluded that its internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America (GAAP), inadequate segregation of duties, and lack of audit committee and outside directors. For the period ending September 30, 2018, the President and Chief Executive Officer and Vice President of Finance are now in full control of all accounting systems in each of the companies operating divisions. In addition, the President and Chief Executive Officer and Vice President of Finance control all capital expenditures, salaries, consulting fee and have set limits on all of these expenditures. In the opinion of management these controls are adequate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially improve, the Company’s internal control over financial reporting. The Vice President of Finance established procedures whereby there is full-time access to subsidiaries books and records. Any required adjustments are now entered on a monthly basis. Vice President of Finance now reconciles all subsidiary bank statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To assist the Company obtain and preserve working capital to support its current operations, the Company entered into the following transactions:

During the three months ended September 30, 2018, the Company sold 227,068 common shares at $1.50 per share for a total cash amount of $340,602 and issued 125,000 common shares upon the exercise of warrants at $.50 per share for a total cash amount of $62,500.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017,
(ii) Consolidated Statement of Operations for the three months and nine months ended September 30, 2018 and 2017,
(iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, and
(iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2018

Worldwide Specialty Chemicals Inc.

By:	/s/ E. Thomas Layton
E. Thomas Layton
CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams
CFO and Director

